Form 10-Q
period 1996-03-31
MANUFACTURERS LIFE INSURANCE CO OF AMERICA
filed 1996-05-14
CIK 895998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-Q

                           QUARTERLY REPORT PURSUANT
                         TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                             ______________________

                        Commission File Number: 33-57020

                             THE MANUFACTURERS LIFE
                          INSURANCE COMPANY OF AMERICA
             (Exact name of registrant as specified in its charter)

                                    MICHIGAN
         (State or other jurisdiction of incorporation or organization)

                                   23-2030787
                      (I.R.S. Employer Identification No.)
                             ______________________

                             500 N. Woodward Avenue
                        Bloomfield Hills, Michigan 48304
                    (Address of principal executive offices)

                                 (416) 926-6700
              (Registrant's telephone number, including area code)
                             ______________________

     Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  X  Yes                   No
                 ---                   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's sole class of common stock, as of March 31, 1996 is 4,501,858.

                     PART I - FINANCIAL INFORMATION

              The Manufacturers Life Insurance Company of America
                      Management's Discussion and Analysis
                                 March 31, 1996
Overview

The Company is active in two distinct businesses:
         1)      Domestically, the sale of Variable Insurance Products
         2) Internationally, the sale of participating insurance products through Branch Operations in Taiwan

VARIABLE PRODUCTS

         During the last four years the Company has grown significantly through the successful growth in variable insurance sales. This growth reflects a continuing shift in consumer preference towards greater control over the investment decision making, more aggressive marketing/sales practices and increased consumer acceptance of this relatively new product.

This growth has continued in 1996 with total first year premiums being 113% and 76% of the same period in 1995 for Variable Universal Life ("VUL") and Variable Annuities ("VA"), respectively. The Company's introduction in late 1995 of a five year no lapse guarantee on VUL that prevented policy lapse triggered by negative investment performance, plus the addition on February 16 of eight new investment accounts has been positively received and is expected to be reflected in future sales.

In particular, the new investment accounts, including outside fund managers, has increased available investment options while providing policyholders with the ability to increase diversification not only by investment type but also by portfolio management style. Outside fund managers now include: Fidelity Management Trust Company, Goldman Sachs Asset Management, Salomon Brothers Asset Management and Wellington Management Trust.

We remain positive about the future growth and profitability from this business.

TAIWAN

The Company entered Taiwan in 1993 as a start-up venture. During 1995 the Company commenced full operations that has resulted in significant expenditures on agent recruitment and training. The level of recruitment and training continued in the first quarter of 1996, and while this has had a negative impact on short term earnings, future earnings will benefit from this investment. The growth in this region is promising and offers the opportunity for significant long term profit.

ASSETS

March, 1996 Compared to December, 1995


At March 31, 1996, the Company's total assets were $648.8 million, an increase of $60.0 million or 10% from year-end 1995. This change is principally a result of Separate Account asset growth of $51.2 million, reflecting net cash transfers to the Separate Accounts of $34.1 million plus $17.1 million in gains due to strong investment performance of the underlying investment funds.

Cash increased by $4.7 million, and receivables for undelivered securities increased $2.5 million. Cash was utilized to pay operating expenses and was replenished by $15 million of capital received during the period.

Taxes recoverable increased by $1.7 million reflecting the benefit achieved through the Company's filing a consolidated tax return with its parent.


LIABILITIES

March, 1996 Compared to December, 1995

The Company's liabilities have increased by $53.3 million over year-end 1995 mainly due to Separate Account liabilities increasing $51.2 million. Separate Account liabilities move in tandem with changes in Separate Account assets.

CAPITAL AND SURPLUS

March, 1996 Compared to December, 1995

At March 31, 1996, The Company's capital and surplus totalled $63 million, an increase of $6.7 million over year-end 1995 as a result of:

I     Operating losses totalling $6.9 million.

II. Offsetting the operating losses was a capital contribution of $15 million from issuance of common shares.

III. The increase in AVR which flows through the statement of changes in capital surplus of $809 thousand was largely offset by the unrealized gains of $888 million on the Company's seed money investment in Manulife Series Fund, Inc. and $166 thousand increase in the equity in Manufacturers Adviser Corporation.

The Company's surplus to general account liability ratio increased from 108.2% to 116.5%



Results of Operations

March, 1996 Compared to March, 1995

The loss from operations for the three months ended March 31, 1996 increased from $3.2 million in 1995 to $6.9 million in 1996. The main contributors to these losses were:

                                            1995              1994
                                            ----              ----
U.S.Operations                             ($0.5)            ($2.2)
Taiwan Operations                           (8.1)             (1.0)
Tax recovery                                 1.7
                                           -----             -----
                                           ($6.9)            ($3.2)
                                           =====             =====

U.S. operations improved due to increased policy fees on renewal business as business matures.

Taiwan's operating loss increased as a result of significant start up costs associated the Company's growing Taiwan Branch. In particular, costs associated with producer recruitment are heavy.

Cash Flow

The majority of the Company's cash flows arise from policyholder transactions related to the Separate Account and, as such, the assets and liabilities of these products are exactly matched. In the case of death benefits, the Company cedes a substantial portion of the risk to Manulife Financial and its risk is therefore minimized. The Company's cash flows on the policies are adequate to meet the obligations retained on these contracts.

Because of the excess of expense over income, which arises from first policy year issue, the continued success in generating sales will not only result in losses in the Results of Operations, but will create a cash flow strain as well. As a result, The Company may look to The Manufacturers Life Insurance Company to provide the necessary capital to support its operations. In this respect the Company received an additional $15 million in capital contributions in the first quarter of 1996 to fund continuing growth in Taiwan. Manulife Financial has provided a claims guarantee for all U.S. policyowners. The guarantee does not cover the performance of any Separate Accounts.

The Company has no material commitments for capital expenditures. With the exception of the claims paying guarantee, the Company is not the beneficiary of any financing commitments not reflected on the balance sheet.

              The Manufacturers Life Insurance Company of America

                                 Balance Sheet

                                                       March 31      December 31
                                                         1996            1995
                                                   --------------------------------
                                                     (Unaudited)
Assets
Bonds, at amortized cost (market
  $63,851,595 -- 1996 and $66,046,733 -- 1995)         $63,185,038     $62,757,202
Stocks                                                  21,116,104      22,584,259
Short-term investments                                           0               0
Policy loans                                             7,486,010       6,955,292
                                                   --------------------------------
Total investments                                       91,787,152      92,296,753

Cash on hand and on deposit                             14,420,164       9,674,362
Life insurance premiums deferred and uncollected           522,275         504,818
Accrued investment income                                1,128,760       1,059,536
Separate account assets                                531,623,403     480,404,450
Funds receivable on reinsurance ceded                      194,404          73,300
Receivable for undelivered securities                    2,649,801         146,328
Taxes recoverable                                        4,989,316       3,308,316
Investment in subsidiary                                 1,246,239       1,080,184
Other assets                                               207,991         193,715
                                                   --------------------------------
                                                      $648,769,505    $588,741,762
                                                   ================================

Liabilities, capital and surplus
Aggregate policy reserves                              $28,778,841     $26,683,090
Contract deposit funds                                     474,336       1,238,943
Interest maintenance and asset valuation reserves        5,692,114       4,742,400
Policy and contract claims                                 282,669         582,853
Provision for policyholder dividends payable             1,944,540       2,346,258
Amounts due to affiliates                                6,983,690       9,049,217
Accrued liabilities                                      9,948,105       7,315,315
Amounts payable for undelivered securities                       0          80,821
Separate account liabilities                           531,623,403     480,404,450
                                                   --------------------------------
Total liabilities                                      585,727,698     532,443,347

Capital and surplus:
    Common shares, par value $1.00; authorized,
      5,000,000 shares; issued and outstanding shares
      (4,501,858 -- 1996, 4,501,857 -- 1995)             4,501,858       4,501,857
    Preferred shared, par value $100; authorized,
      5,000,000 shares; issued and outstanding shares
      (105,000 -- 1996 and 1995)                        10,500,000      10,500,000
    Surplus note                                         8,500,000       8,500,000
    Capital paid in excess of par value                 78,500,179      63,500,180
    Surplus                                            (38,960,230)    (30,703,622)
                                                   --------------------------------
Total capital and surplus                               63,041,807      56,298,415
                                                   --------------------------------
Total liabilities, capital, and surplus               $648,769,505    $588,741,762
                                                   ================================

              The Manufacturers Life Insurance Company of America

                  Statement of Changes in Capital and Surplus
                                  (Unaudited)

                                                      Capital
                                                      Paid in
                                                     Excess of
                                       Capital       Par Value         Surplus          Total
                                   ----------------------------------------------------------------
Balance, December 31, 1995            $23,501,858     $63,500,180     ($30,703,622)    $56,298,416

Net loss from operations                                                (6,904,085)     (6,904,085)
Issuance of common shares                       1      14,999,999                       15,000,000
Increase in asset valuation reserve                                       (808,821)       (808,821)
Increase in nonadmitted assets                                          (1,546,341)     (1,546,341)
Change in net unrealized capital
   gains                                                                 1,054,467       1,054,467
Change in liability for reinsurance
   in unauthorized companies                                               (51,829)        (51,829)
Company's share of increase
   in separate account assets, net                                               0               0
                                   ----------------------------------------------------------------
Balance, March 31, 1996               $23,501,859     $78,500,179     ($38,960,231)    $63,041,807
                                   ================================================================

              The Manufacturers Life Insurance Company of America

                            Statement of Cash Flows
                                  (Unaudited)

                                                        Three Months Ended
                                                              March 31
                                                     1996              1995
                                              ------------------------------------

Operating activities:
 Premiums collected, net                           $49,289,712       $39,699,373
 Policy benefits paid, net                          (4,830,244)       (2,606,492)
 Commissions and other expenses paid               (20,137,602)       (6,817,255)
 Net investment income                               1,478,806         1,088,644
 Other income and expenses                          (1,093,341)         (584,211)
 Transfers to separate accounts, net               (34,334,340)      (26,392,433)
                                                  ------------      ------------
 Net cash (used in) provided by
  operating activities                              (9,627,009)        4,387,626

 Investing activities
 Sale, maturity, or repayment of investments        25,538,188        13,313,806
 Purchase of investments                           (26,165,377)      (15,875,578)
                                                  ------------      ------------
 Net cash used in investing activities                (627,189)       (2,561,772)

 Financing activities
 Issuance of stock                                  15,000,000                 0
                                                  ------------      ------------
 Net cash provided by financing activities          15,000,000                 0
                                                  ------------      ------------

 Net increase in cash and short-term
   investments                                       4,745,802         1,825,854
 Cash and short-term investments
   at beginning of year                              9,674,362        15,983,758
                                                   -----------       -----------
 Cash and short-term investments
  at end of year                                   $14,420,164       $17,809,612
                                                   ===========       ===========



              The Manufacturers Life Insurance Company of America

                            Statement of Operations
                                  (Unaudited)

                                                               Three Months Ended
                                                                    March 31
                                                           1996              1995
                                                    ------------------------------------
Revenues:
   Life premiums                                          $41,149,127       $25,934,287
   Annuity deposits                                         7,622,134        10,088,823
   Life premiums, reinsurance assumed                         531,737         3,672,714
   Investment income, net of investment
      expenses of $92,156 ($80,145 in 1995)                 1,457,913         1,306,199
   Amortization of interest maintenance reserve                13,711           (18,155)
   Commission and expense allowances on
      reinsurance ceded                                        47,892
   Foreign exchange gain (loss)                                54,832            45,025
  Other revenue                                                13,347            26,757
                                                    ------------------------------------
Total revenues                                             50,890,693        41,055,650


Benefits paid or provided:
   Increase (decrease) in aggregate policy reserves         2,095,751         1,658,209
   Increase (decrease) in liability for deposit fund         (764,607)          (66,747)
   Transfers to separate accounts, net                     34,153,849        26,492,807
   Death benefits                                           1,027,097           145,266
   Annuity benefits                                           220,168               323
   Disability benefits                                         21,607
   Surrender benefits                                       3,285,443         2,398,080
                                                    ------------------------------------
                                                           40,039,308        30,627,938

Insurance expenses:
   Management fee                                           5,555,000         5,509,315
   Commissions                                              7,201,399         4,310,832
   General expenses                                         6,125,050         1,956,503
   Commission and expense allowances
      on reinsurance assumed                                   92,482            593573
   Interest expense                                           142,363                 0
                                                    ------------------------------------
                                                           19,116,294        12,370,223
                                                    ------------------------------------
Loss before policyholder's dividends
   and federal income tax                                  (8,264,909)       (1,942,511)
Dividends to policyholders                                    222,144         1,237,124
                                                    ------------------------------------
Loss before federal income tax                             (8,487,053)       (3,179,635)
Federal income tax benefit                                 (1,700,845)                0
                                                    ------------------------------------
Net loss  from operations after policyholders'
   dividends and federal income tax                        (6,786,208)       (3,179,635)
Net realized capital loss                                    (117,877)          (19,312)
                                                    ------------------------------------
Net loss from operations                                  ($6,904,085)      ($3,198,947)
                                                    ====================================

              The Manufacturers Life Insurance Company of America

                         Notes to Financial Statements

                                 March 31, 1996



1.  ORGANIZATION

ORGANIZATION

The Manufacturers Life Insurance Company of America (Manufacturers Life of America or the Company) is a wholly-owned subsidiary of Manulife Reinsurance Corporation (U.S.A.) (The Parent), (formerly Manufacturers Life Insurance Company of Michigan), which is in turn a wholly-owned subsidiary of The Manufacturers Life Insurance Company (Manulife Financial), a Canadian-based mutual life insurance company (Notes 4 and 5).

The Company issues and sells variable universal life and variable annuity products in the United States. The Company also has a branch operation in Taiwan to develop and market traditional insurance for the Taiwanese market. At March 31, 1996 the Company had assets of $21,740,603 and liabilities of $10,874,038 in the Taiwan branch.

During the three months ended March 31, 1996, the Company received a capital contribution of $15,000,000 from the Parent in return for one share of common stock (par value $1).


2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of The Manufacturers Life Insurance Company of America have been prepared in accordance with accounting practices for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and footnotes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

              The Manufacturers Life Insurance Company of America

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

In April 1993, the Financial Accounting Standard Board issued Interpretation 40, "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises." The Interpretation as amended is effective for 1996 annual financial statements and thereafter, will no longer allow statutory financial statements to be described as being prepared in conformity with generally accepted accounting principles (GAAP). Upon the effective date of the Interpretation, in order for financial statements to be described as being prepared in accordance with GAAP, life insurance companies will be required to adopt all applicable standards promulgated by the FASB in any general purpose financial statements such companies may issue. While GAAP standards have recently been developed for mutual life insurance companies, the Company has not yet completed the complex and extensive historical calculations and thus is unable to quantify the effects of the Interpretation on its financial statements.

All amounts presented are expressed in U.S. Dollars.

STOCKS

Stocks are carried at market value.

BONDS

Bonds are carried at amortized cost. Discounts and premiums on investments are amortized using the effective interest method. Gains and losses on sales of bonds are calculated on the specific identification method and recognized into income based on NAIC prescribed formulas. Short-term investments include investments with maturities of less than one year at the date of acquisition. Market values disclosed are based on NAIC quoted values.

ASSET VALUATION RESERVE AND INTEREST MAINTENANCE RESERVE

The Asset Valuation Reserve and Interest Maintenance Reserve were determined by NAIC prescribed formulas and are reported as liabilities rather than as valuation allowances or appropriations of surplus.

POLICY AND CONTRACT CLAIMS

Policy and contract claims are determined on an individual case basis for reported losses. Estimates of incurred but not reported losses are developed on the basis of past experience.

              The Manufacturers Life Insurance Company of America

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEPARATE ACCOUNTS

Separate account assets and liabilities reported in the accompanying financial statements represent funds that are separately administered, principally for variable annuity and variable life contracts, and for which the contract holder, rather than the Company, bears the investment risk. Separate account assets are recorded at market value. Operations of the separate accounts are not included in the accompanying financial statements.

REVENUE RECOGNITION

Both premium and investment income are recorded when due.

REINSURANCE

Reinsurance premiums and claims are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and claims are reported net of reinsured amounts.

POLICY RESERVES

Certain policy reserves are calculated based on statutorily required interest and mortality assumptions.


3.  INVESTMENTS AND INVESTMENT INCOME

The amortized cost and market value of investments in fixed maturities (bonds) as of March 31, 1996 is summarized as follows:

                                                                                               QUOTED OR
                                                              GROSS            GROSS           ESTIMATED
                                            AMORTIZED       UNREALIZED       UNREALIZED         MARKET
                                               COST           GAINS           LOSSES            VALUE
                                           --------------------------------------------------------------
U.S. Government                            $19,401,748       $419,448        $(445,569)        $19,375,627
Foreign Government                           9,138,098         68,835          (42,634)          9,164,299
Corporate                                   27,745,938        977,929         (262,247)         28,461,620
Mortgage-backed securities
         U.S. Government Agencies            5,931,441         35,833          (40,870)          5,926,404
         Corporate Securities                  967,813          -              (44,168)            923,645
                                           ---------------------------------------------------------------
                                           $63,185,038     $1,502,045        $(835,488)        $63,851,595
                                           ===============================================================

              The Manufacturers Life Insurance Company of America

3.  INVESTMENTS AND INVESTMENT INCOME (CONTINUED)

Proceeds from sales of investments in debt securities during 1996 were $25,191,660. Gross gains of $679,096 and gross losses of $440,922 were realized on those sales.

The amortized cost and market value of investments in fixed maturities (bonds) as of December 31, 1995 is summarized as follows:

                                                                                               QUOTED OR
                                                              GROSS            GROSS           ESTIMATED
                                            AMORTIZED       UNREALIZED       UNREALIZED         MARKET
                                               COST           GAINS           LOSSES            VALUE
                                           --------------------------------------------------------------
United States Government                   $15,145,033       $681,032        $(57,916)        $15,768,149
Foreign Government                           6,071,376        157,635             -             6,229,011
Corporate                                   31,046,219      2,508,780             -            33,554,999
Mortgage-backed securities:
         U.S. Government agencies            9,522,771            -              -              9,522,771
         Corporate                             971,803            -                               971,803
                                           --------------------------------------------------------------
                                           $62,757,202     $3,347,447         $(57,916)       $66,046,733
                                           ==============================================================


The investments above are valued, for financial statement purposes, as described in Note 2 to these financial statements.

The amortized cost and market value of fixed maturities at March 31, 1996 by contractual maturities, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.


         YEARS TO MATURITY                 AMORTIZED COST             MARKET VALUE
         -----------------                ---------------------------------------
One year or less                           $   160,703                $   160,703
Greater than 1; up to 5 years               10,785,260                 10,779,942
Greater than 5; up to 10 years              24,910,176                 25,038,908
Due after 10 years                          27,328,899                 27,872,042
                                           --------------------------------------
                                           $63,185,038                $63,851,595
                                           ======================================


At March 31, 1996, $9,197,666 of bonds at amortized costs were on deposit with government insurance departments to satisfy regulatory regulations.

              The Manufacturers Life Insurance Company of America

3.  INVESTMENTS AND INVESTMENT INCOME (CONTINUED)

Major categories of net investment income for the first three months were as follows:


                                               NET INVESTMENT INCOME
                                            1996                     1995
                                          ----------------------------------
Gross investment income:
    Bond Income                           $1,407,420              $1,016,131
    Policy Loans                              98,890                 131,185
    Short-term investments                    43,759                 239,028
                                          ----------------------------------
                                           1,550,069               1,386,344
Investment Expenses                          (92,156)                (80,145)
                                          ----------------------------------
Net investment income                     $1,457,913              $1,306,199
                                          ==================================



4.  RELATED PARTY TRANSACTIONS

Manufacturers Life of America has a formal service agreement with Manulife Financial which can be terminated by either party upon two months' notice. Under the Agreement, Manufacturers Life of America will pay direct operating expenses incurred each year by Manulife Financial on behalf of Manufacturers Life of America. Services provided under the Agreement include legal, actuarial, investment, data processing and certain other administrative services. Costs incurred under this Agreement were $5,645,881 in the first three months of 1996, and $5,589,460 in 1995. In addition, there was $1,416,576 agents' bonuses in 1996 and $1,373,882 in 1995 which were allocated to the Company and are included in commissions.

In addition, the Company has several reinsurance agreements with Manulife Financial which may be terminated upon the specified notice by either party. These agreements are summarized as follows:

(a) The Company assumes two blocks of insurance from Manulife Financial under coinsurance treaties. The Company's risk is limited to $100,000 of initial face amount per claim plus a pro-rata share of any increase in face amount.

(b) The Company cedes the risk in excess of $25,000 per life to Manulife Financial under the terms of an automatic reinsurance agreement.

(c) The Company cedes a substantial portion of its risk on its Flexible Premium Variable Life policies to Manulife Financial under the terms of a stop loss reinsurance agreement.

 .

               The Manufacturers Life Insurance Company of America

4.  RELATED PARTY TRANSACTIONS (CONTINUED)

(d) Under the terms of an automatic coinsurance agreement, the Company cedes its risk on structured settlements to Manulife Financial.

Selected amounts relating to the above treaties reflected in the financial statements are as follows:

                                                1996            1995
                                       -----------------------------------
Life and annuity premiums assumed          $   531,737        $ 3,672,714
 Other life and annuity
  consideration ceded                         (175,911)          (160,429)
 Commissions and expense allowances
  on reinsurance assumed                       (92,482)           593,573
 Policy reserves assumed                    47,747,647         50,897,936
 Policy reserves ceded                       4,006,534          3,796,997


5. FEDERAL INCOME TAX

The Company joins the Parent and another wholly-owned life insurance subsidiary in filing a U.S. consolidated income tax return as a life insurance group under provisions of the Internal Revenue Code. In accordance with an income tax-sharing agreement dated December 29, 1983, the Company's income tax provision (or benefit) is computed as if the Company filed a separate income tax return. The Company receives no surtax exemption. Tax benefits from operating losses are provided at the U.S. statutory rate plus any tax credits attributable to the Company, provided the consolidated group utilizes such benefits currently. Taxes recoverable in the financial statements represent tax-related amounts receivable from affiliates.

              The Manufacturers Life Insurance Company of America

6.  STATUTORY RESTRICTIONS ON DIVIDENDS

The Company is subject to statutory limitations on the payment of dividends to its Parent. The Company cannot pay dividends during 1996 without the prior approval of insurance regulatory authorities.


7.  INVESTMENT IN SEPARATE ACCOUNTS

The Company markets variable life insurance and variable annuity products through Separate Accounts which use Manulife Series Fund, Inc. as its investment vehicle.

Common stock in the amount of $21,116,104 represents the Company's seed money investment in Manulife Series Fund, Inc.

                         PART II  -  OTHER INFORMATION

              Item 1    -    Legal Proceedings

                             Nothing to report.



              Item 2    -    Changes in Securities

                             Nothing to report.



              Item 3    -    Defaults upon Senior Securities

                             Nothing to report.



              Item 4    -    Submission of Matters to a Vote
                             of Security Holders

                             Nothing to report.


              Item 5   -     Other Information

                             Nothing to report.

                               Item 6A - Exhibits

                                                                 Page in Sequential
                                                                  Numbering System
                                                                    Where Exhibit
Exhibit No.                   Description                              Located
- -----------               -------------------               ----------------------------
(1)                                                                 Not applicable


(2)                       None


(3)                                                                 Not applicable


(4)(a)                    Form of Multi-Account             Incorporated by reference
                          Flexible Variable Annnuity        to Exhibit (4)(a) to
                          Policy                            Pre-Effective Amendment
                                                            No. 1 on Form S-1 filed by
                                                            The Manufacturers Life
                                                            Insurance Company of
                                                            America on February 10,
                                                            1994 (File No. 33-57020).


(4)(b)(i)                 Individual Retirement             Incorporated by reference
                          Annuity Rider                     to Exhibit (4)(b)(i)
                                                            to Pre-Effective Amendment
                                                            No. 1 on Form S-1 filed by
                                                            The Manufacturers Life
                                                            Insurance Company of
                                                            America on February 10,
                                                            1994 (File No. 33-57020).


(4)(b)(i)(a)              Trustee-Owned Policies            Incorporated by reference
                          Annuity Rider                     to Exhibit (4)(b)(i)(a)
                                                            to Pre-Effective Amendment
                                                            No.1 on Form S-1 filed by
                                                            The Manufacturers Life
                                                            Insurance Company of
                                                            America on February 10,
                                                            1994 (File No. 33-57020).


(4)(b)(ii)                Unisex Endorsement                Incorporated by reference
                                                            to Exhibit (4)(b)(ii)
                                                            to the registration
                                                            statement on Form N-4
                                                            filed by The Manufacturers
                                                            Life Insurance Company of
                                                            America on January 13,
                                                            1993 (File No. 33-57018).

                                                                    Page in Sequential
                                                                     Numbering System
                                                                       Where Exhibit
Exhibit No.                   Description                                 Located
- -----------               -------------------               -----------------------------------
(5)                                                         Not Applicable

(6)                                                         Not Applicable

(7)                                                         Not Applicable

(8)                                                         Not Applicable

(9)                                                         Not Applicable


(10)(a)                   Reinsurance Agreement             Incorporated by reference
                                                            to Exhibit (10)(a)
                                                            to Pre-Effective Amendment
                                                            No. 1 on Form S-1 filed by
                                                            The Manufacturers Life
                                                            Insurance Company of
                                                            America on February 10,
                                                            1994 (File No. 33-57020).


(10)(b)(i)                Service Agreement between         Incorporated by reference
                          Manufacturers Life of             to Exhibit (8)(a)
                          America and The Manu-             to the registration state-
                          facturers Life                    ment on Form N-4 filed by
                          Insurance Company                 The Manufacturers Life
                                                            Insurance Company of
                                                            America on January 13,
                                                            1993 (File No. 33-57018).


(10)(b)(ii)               Amendment to Service              Incorporated by reference
                          Agreement                         to Exhibit (8)(b)
                                                            to the registration state-
                                                            ment on Form N-4 filed by
                                                            The Manufacturers Life
                                                            Insurance Company of
                                                            America on January 13,
                                                            1993 (File No. 33-57018).


(10)(b)(iii)              Second Amendment to               Incorporated by reference
                          Service Agreement                 to Exhibit (10)(b)(iii)
                                                            to the registration state-
                                                            ment on Form N-4 filed by
                                                            The Manufacturers Life
                                                            Insurance Company of
                                                            America on April 29, 1994
                                                            (File No. 33-57018).

                                                             Page in Sequential
                                                              Numbering System
                                                                Where Exhibit
Exhibit No.              Description                               Located
- -----------              -----------                        ----------------------
(10)(b)(iv)      Service Agreement between                  Incorporated by reference
                 The Manufacturers Life                     to Exhibit (10)(b)(iv)
                 Insurance Company and                      to the registration state-
                 ManEquity, Inc. dated                      ment on Form N-4 filed by
                 January 2, 1991 as amended                 The Manufacturers Life
                 March 1, 1994                              Insurance Company of
                                                            America on April 29, 1994
                                                            (File No. 33-57018).

(10)(c)          Specimen Agreement between                 Incorporated by reference
                 ManEquity, Inc. and                        to Exhibit (3)(b)
                 registered representatives                 (i) to the registration
                                                            statement on Form N-4
                                                            filed by The Manufacturers
                                                            Life Insurance Company of
                                                            America on January 13,
                                                            1993 (File No. 33-57018).

(10)(d)          Specimen Agreement between                 Incorporated by reference
                 ManEquity, Inc. and Dealers                to Exhibit (3)(b)
                                                            (ii) to the registration
                                                            statement on Form N-4
                                                            filed by The Manufacturers
                                                            Life Insurance Company of
                                                            America on January 13,
                                                            1993 (File No. 33-57018).

(11)                              None

(12)                                                        Not Applicable

(13)                                                        Not Applicable

(14)                                                        Not Applicable

(15)                              None

(16)                                                        Not Applicable

(17)                                                        Not Applicable

(18)                              None

                                                                Page in Sequential
                                                                 Numbering System
                                                                   Where Exhibit
Exhibit No.                       Description                         Located
- -----------                       -----------                    ------------------
(19)                              None

(20)                                                                Not Applicable

(21)                                                                Not Applicable

(22)                              None

(23)                              None

(23)(a)                   Consent of Jones & Blouch         Incorporated by reference
                                                            to Exhibit (23)(a) to the
                                                            Post-Effective Amendment
                                                            No. 3 to the registration
                                                            Statement on Form N-4 filed
                                                            by The Manufacturers Life
                                                            Insurance Company of
                                                            America on April 26, 1996
                                                            (File No. 33-57018).

(23)(b)                   Consent of Ernst & Young          Incorporated by reference
                                                            to Exhibit (23)(b) to the
                                                            Post-Effective Amendment
                                                            No. 3 to the registration
                                                            Statement on Form N-4 filed
                                                            by The Manufacturers Life
                                                            Insurance Company of
                                                            America on April 26, 1996
                                                            (File No. 33-57018).

(23)(c)                   Consent of Stephen C.             Incorporated by reference
                          Nesbitt                           to part of Exhibit (5) of
                                                            the Registration State-
                                                            ment on Form S-1 filed by
                                                            The Manufacturers Life
                                                            Insurance Company of
                                                            America on January 13,
                                                            1993 (File No. 33-57020).

(24)                      None

(25)                                                                Not Applicable

(26)                                                                Not Applicable

(27)                      Financial Data Schedules

(28)                                                                Not Applicable

Item 6B - Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter.

SIGNATURES

                 Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE MANUFACTURERS LIFE INSURANCE
                                         COMPANY OF AMERICA
                                         ----------------------------------
                                                     Registrant)


   May 14, 1996                           By:  Douglas H. Myers
- --------------------------                     ----------------------------
  Date                                         DOUGLAS H. MYERS
                                               Vice-President, Finance
                                               (Principal Financial Officer)



   May 14, 1996                           By:  Donald A. Guloien
- --------------------------                     ----------------------------
   Date                                        DONALD A. GULOIEN
                                               President & Director
                                               (Principal Executive Officer)