Form 10-Q
period 1996-09-30
MANUFACTURERS LIFE INSURANCE CO OF AMERICA
filed 1996-11-14
CIK 895998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             _____________________


                                   FORM 10-Q

                           QUARTERLY REPORT PURSUANT
                         TO SECTION 13 OR 15(d) OF THE
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                             _____________________


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

                             _____________________


                             500 N. Woodward Avenue
                        Bloomfield Hills, Michigan 48304
                    (Address of principal executive offices)

                                 (416) 926-6700
              (Registrant's telephone number, including area code)

                             _____________________


     Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          X   Yes                  No
                        -----               -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's sole class of common stock, as of June 30, 1996 is 4,501,858.

                         PART I - FINANCIAL INFORMATION

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 1996
OVERVIEW

The Company is active in two distinct businesses:
     1)   Domestically, the sale of Variable Insurance Products
     2) Internationally, the sale of participating insurance products through Branch Operations in Taiwan

VARIABLE PRODUCTS

- During the last four years the Company has grown significantly through the successful growth in variable insurance sales. This growth reflects:
1) a continuing shift in consumer preference as they seek greater control over their investment decision making,
2)   more active marketing/sales practices by the company, and
3)   increased consumer acceptance of this relatively new product.

This growth has continued in 1996 with variable universal life premiums being 138% of the same period in 1995. The Company's introduction in late 1995 of a five year no lapse guarantee on VUL that, prevented policy lapse triggered by negative investment performance plus the addition on February 16 of eight new investment accounts have been positively received and will be reflected in future sales growth.

In particular, the new investment accounts including outside fund managers have increased available investment options while providing policyholders with the ability to increase diversification not only by investment type but also by portfolio management style. Outside fund managers now include: Fidelity Management Trust Company, Goldman Sachs Asset Management, Salomon Brothers Asset Management and Wellington Management Trust.

We remain positive about the future growth and profitability from this product line.

- Variable annuity deposits during this period are 94% of 1995. The Company de-emphasized the sale of variable annuities and concentrated on the sale of estate planning variable life products which is more consistent with its client/producer base.

Variable annuities for Manulife Financial are being marketed through a recently acquired company, North American Security Life.

TAIWAN

The Company entered Taiwan in 1993 as a start-up venture. During 1995 the Company commenced full operations that has resulted in significant expenditures on agent recruitment and training. The level of recruitment and training continued in the first half of 1996, and while this has had a negative impact on short term earnings, future earnings will benefit from this investment. The growth in this region is promising and offers the opportunity for significant long term profit.

ASSETS

SEPTEMBER, 1996 COMPARED TO DECEMBER, 1995

At September 30, 1996, the Company's total assets were $713.4 million, an increase of $124.7 million or 21% from year-end 1995. This change is principally a result of Separate Account asset growth of $123.2 million, reflecting net cash transfers to the separate accounts of $97.0 million plus $26.2 million in gains due to strong investment performance of the underlying investment funds.

Taxes recoverable increased to $8.9 million reflecting the benefit achieved through the Company filing a consolidated tax return with its parent.


LIABILITIES

SEPTEMBER, 1996 COMPARED TO DECEMBER, 1995

The Company's liabilities have increased by $119.7 million over year-end 1995 mainly due to Separate Account liabilities increasing $123.2 million. Separate Account liabilities move in tandem with changes in Separate Account assets.

The increase in reserves of $4.7 million is mainly due to the rapid growth in Taiwan of traditional business.

The increase in amounts due from separate accounts of $13.0 million recognizes the impact of separate account expense allowance previously netted against reserves.

CAPITAL AND SURPLUS

SEPTEMBER, 1996 COMPARED TO DECEMBER, 1995

At September 30, 1996, The Company's capital and surplus totalled $61.1 million, an increase of $4.8 million over year-end 1995 as a result of:


-    Operating losses totalling $10.8 million.
- Offsetting the operating losses was a capital contribution of $15 million from the issuance of common shares.
- The increase in AVR which flows through the statement of changes in capital surplus of $1.1 million was largely offset by the unrealized gains of $1.2 million on the Company's seed money investment in Manulife Series Fund, Inc. and $510 thousand increase in the equity in Manufacturers Adviser Corporation.




RESULTS OF OPERATIONS

SEPTEMBER, 1996 COMPARED TO SEPTEMBER, 1995

The loss from operations for the nine months ended September 30, 1996 decreased from $12.1 million in 1995 to $10.8 million in 1996. The main contributors to these losses were:


                                            1996         1995
                                          -------      -------
       U.S.Operations                      ($1.7)       ($5.9)
       Taiwan Operations                   (14.5)        (6.2)
       Tax recovery                          5.4
                                          ------       ------
                                          ($10.8)      ($12.1)
                                          ======       ======


U.S. operations improved due to increased policy fees on renewal business as business matures.

Taiwan's operating loss increased as a result of significant start up costs associated with the Company's growing Taiwan Branch. In particular, costs associated with producer recruitment are heavy.

CASH FLOW

The majority of the Company's cash flows arise from policyholder transactions related to the Separate Accounts and, as such, the assets and liabilities of these products are exactly matched. In the case of death benefits, the Company cedes a substantial portion of the risk to Manulife Financial and its risk is therefore minimized. The Company's cash flows on the policies are adequate to meet the obligations retained on these contracts.

Because of the excess of expense over income, which arises from first policy year issue, the continued success in generating sales will not only result in losses in the Results of Operations, but will create a cash flow strain as well. As a result, the company may look to Manulife Financial to provide the necessary capital to support its operations. In this respect the Company received an additional $15 million in capital contributions in the first quarter of 1996 to fund continuing growth in Taiwan. Manulife Financial has provided a claims guarantee for all U.S. policyowners. The guarantee does not cover the performance of any Separate Accounts.

The Company has no material commitments for capital expenditures and with the exception of the claims paying guarantee, is not the beneficiary of any financing commitments not reflected on the balance sheet.

              The Manufacturers Life Insurance Company of America

                                 Balance Sheet

                                                                      September 30        December 31
                                                                          1996               1995
                                                                      ------------       ------------
                                                                      (Unaudited)
Assets
Bonds, at amortized cost (market $58,250,725 --1996
     and $66,046,733- - 1995)                                          $57,763,786        $62,757,202
Stocks                                                                  19,658,787         22,584,259
Short-term investments                                                   1,666,000                  0
Policy loans                                                             8,633,442          6,955,292
                                                                      ------------       ------------
Total investments                                                       87,722,015         92,296,753

Cash on hand and on deposit                                              7,118,793          9,674,362
Insurance premiums deferred and uncollected                              1,329,534            504,818
Accrued investment income                                                1,050,518          1,059,536
Separate account assets                                                603,572,134        480,404,450
Funds receivable on reinsurance ceded                                       74,035             73,300
Receivable for undelivered securities                                    1,864,999            146,328
Taxes recoverable                                                        8,926,316          3,308,316
Investment in subsidiary                                                 1,590,846          1,080,184
Other assets                                                               199,392            193,715
                                                                      ------------       ------------
                                                                      $713,448,582       $588,741,762
                                                                      ============       ============

Liabilities, capital and surplus
Aggregate policy reserves                                              $69,370,778        $63,426,096
Contract deposit funds                                                   6,044,164          6,462,516
Amounts due from separate accounts                                     (52,800,170)       (39,799,129)
Interest maintenance and asset valuation reserves                        5,503,906          4,742,400
Policy and contract claims                                                 294,457            582,853
Provision for policyholder dividends payable                             1,792,087          2,346,258
Amounts due to affiliates                                               11,529,256          9,049,217
Accrued liabilities                                                      5,361,074          5,147,865
Amounts payable for undelivered securities                               1,666,000             80,821
Separate account liablilities                                          603,572,134        480,404,450
                                                                      ------------       ------------
Total liabilities                                                      652,333,686        532,443,347


Capital and surplus:
    Common shares, par value $1.00; authorized,
        5,000,000 shares; issued and outstanding shares
        (4,501,858 -- 1996, 4,501,857 -- 1995)                           4,501,858          4,501,857
   Preferred shared, par value $100; authorized,
        5,000,000 shares; issued and outstanding shares
        (105,000 -- 1996 and 1995)                                      10,500,000         10,500,000
   Surplus note                                                          8,500,000          8,500,000
   Capital paid in excess of par value                                  78,500,179         63,500,180
   Surplus                                                             (40,887,141)       (30,703,622)
                                                                      ------------       ------------
Total capital and surplus                                               61,114,896         56,298,415
                                                                      ------------       ------------
Total liablilities, capital, and surplus                              $713,448,582       $588,741,762
                                                                      ============       ============

              The Manufacturers Life Insurance Company of America

                            Statement of Operations
                                  (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                             September  30                    September 30
                                                          1996           1995              1996           1995
                                                       -----------    -----------      ------------    -----------
Revenues:
   Life premiums                                       $37,441,887    $26,917,056      $115,841,149    $82,246,124
   Annuity deposits                                      9,109,896      9,176,744        27,904,066     29,606,973
   Life premiums, reinsurance assumed                     (831,831)      (372,238)        1,101,533      5,540,618
   Investment income, net of investment expenses         1,437,890      1,197,939         4,188,644      3,854,192
   Amortization of interest maintenance reserve              6,169          8,353            23,309         14,172
   Commission and expense allowances on
        reinsurance ceded                                   43,397              0           147,093
   Foreign exchange gain (loss)                             (1,451)      (329,945)           40,625       (329,662)
  Other revenue                                            (19,985)        37,106            68,843         92,821
                                                       -----------    -----------      ------------    -----------
Total revenues                                          47,185,972     36,635,015       149,315,262    121,025,238


Benefits paid or provided:
   Increase (decrease) in aggregate policy reserves     (2,507,208)       412,750         5,944,682     10,575,029
   Increase (decrease) in liability for deposit funds      531,581       (381,781)         (418,352)      (223,494)
   Transfers to separate accounts, net                  26,345,507     19,094,364        83,952,586     65,495,626
   Death benefits                                          (68,162)       694,831         2,782,394      2,163,196
   Annuity benefits                                         66,181       (506,892)          401,929         30,802
   Disability benefits                                      46,294              0           151,750
   Surrender benefits                                    8,169,058      6,683,913        17,953,597     12,938,150
                                                       -----------    -----------      ------------    -----------
                                                        32,583,251     25,997,185       110,768,586     90,979,309

Insurance expenses:
   Management fee                                        6,587,000      5,289,000        16,820,000     16,764,000
   Commissions                                           6,896,707      4,471,643        20,718,353     13,449,277
   General expenses                                      3,908,813      4,665,024        15,695,580      9,470,575
   Commission and expense allowances
      on reinsurance assumed                                55,942         13,329           386,701        942,979
   Interest expense                                        142,375              0           427,125              0
                                                       -----------    -----------      ------------    -----------
                                                        17,590,837     14,438,996        54,047,759     40,626,831
                                                       -----------    -----------      ------------    -----------
Loss before policyholder's dividends
   and federal income tax                               (2,988,116)    (3,801,166)      (15,501,083)   (10,580,902)
Dividends to policyholders                                  45,402        263,345           569,900      2,172,621
                                                       -----------    -----------      ------------    -----------
Loss before federal income tax                          (3,033,518)    (4,064,511)      (16,070,983)   (12,753,523)
Federal income tax benefit                              (1,009,802)             0        (5,388,798)             0
                                                       -----------    -----------      ------------    -----------
Net loss  from operations after policyholders'
   dividends and federal income tax                     (2,023,716)    (4,064,511)      (10,682,185)   (12,753,523)
Net realized capital loss                                   48,859         38,348           (90,480)       630,788
                                                       -----------    -----------      ------------    -----------
Net loss from operations                               ($1,974,857)   ($4,026,163)     ($10,772,665)  ($12,122,735)
                                                       ===========    ===========      ============    ===========

              The Manufacturers Life Insurance Company of America

                  Statement of Changes in Capital and Surplus
                                  (Unaudited)

                                                            Capital
                                                            Paid in
                                                           Excess of
                                          Capital          Par Value         Surplus           Total
                                         -----------      -----------     ------------      -----------
Balance, December 31, 1995               $23,501,857      $63,500,180     ($30,703,622)     $56,298,415

Net loss from operations                                                   (10,772,665)     (10,772,665)
Issuance of common shares                          1       14,999,999                        15,000,000
Increase in asset valuation reserve                                         (1,118,541)      (1,118,541)
Increase in nonadmitted assets                                                  58,854           58,854
Change in net unrealized capital
   gains                                                                     1,754,077        1,754,077
Change in liability for reinsurance
   in unauthorized companies                                                  (105,244)        (105,244)
                                         -----------      -----------     ------------      -----------
Balance, September 30, 1996              $23,501,858      $78,500,179     ($40,887,141)     $61,114,896
                                         ===========      ===========     ============      ===========

              The Manufacturers Life Insurance Company of America

                            Statement of Cash Flows
                                  (Unaudited)

                                                           Nine Months Ended
                                                              September 30
                                                        1996                 1995
                                                    ------------         ------------
Operating activities:
Premiums collected, net                             $144,041,813         $117,159,968
Policy benefits paid, net                            (21,547,307)         (15,137,221)
Commissions and other expenses paid                  (51,399,430)         (43,854,220)
Net investment income                                  4,116,058            3,569,190
Other income and expenses                             (2,402,311)          (1,351,829)
Transfers to separate accounts, net                  (96,953,627)         (72,596,690)
                                                    ------------         ------------
Net cash (used in) provided by
   operating activities                              (24,144,804)         (12,210,802)

Investing activities
Sale, maturity, or repayment of investments           85,756,967           62,744,420
Purchase of investments                              (77,501,732)         (67,892,880)
                                                    ------------         ------------
Net cash used in investing activities                  8,255,235           (5,148,460)

Financing activities
Issuance of stock                                     15,000,000            5,150,000
                                                    ------------         ------------
Net cash provided by financing activities             15,000,000            5,150,000
                                                    ------------         ------------

Net increase in cash and short-term
   investments                                          (889,569)         (12,209,262)
Cash and short-term investments
   at beginning of year                                9,674,362           15,983,758
                                                    ------------         ------------
Cash and short-term investments
   at end of year                                   $  8,784,793         $  3,774,496
                                                    ============         ============

              The Manufacturers Life Insurance Company of America

                         Notes to Financial Statements

                               September 30, 1996



1.   ORGANIZATION

ORGANIZATION

The Manufacturers Life Insurance Company of America (Manufacturers Life of America or the Company) is a wholly-owned subsidiary of Manulife Reinsurance Corporation (USA) (The Parent), (formerly Manufacturers Life Insurance Company of Michigan), which is in turn a wholly-owned subsidiary of The Manufacturers Life Insurance Company (Manulife Financial), a Canadian-based mutual life insurance company (Notes 4 and 5).

The Company issues and sells variable universal life and variable annuity products in the United States. The Company also has a branch operation in Taiwan to develop and market traditional insurance for the Taiwanese market. At September 30, 1996 the Company had assets of $16,056,539 and liabilities of $10,333,710 in the Taiwan branch.

During the nine months ended September 30, 1996, the Company received a capital contribution of $15,000,000 from the Parent in return for one share of common stock (par value $1).


2.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of The Manufacturers Life Insurance Company of America have been prepared in accordance with accounting practices for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and footnotes thereto included in the Annual Report on Form 10-K of the Company the year ended December 31, 1995. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

              The Manufacturers Life Insurance Company of America

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

In April 1993, the Financial Accounting Standard Board issued Interpretation 40, "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises." The Interpretation as amended is effective for 1996 annual financial statements and thereafter, will no longer allow statutory financial statements to be described as being prepared in conformity with generally accepted accounting principles (GAAP). Upon the effective date of the Interpretation, in order for financial statements to be described as being prepared in accordance with GAAP, life insurance companies will be required to adopt all applicable standards promulgated by the FASB in any general purpose financial statements such companies may issue. While GAAP standards have recently been developed for mutual life insurance companies, the Company has not yet completed the complex and extensive historical calculations and thus is unable to quantify the effects of the Interpretation on its financial statements. Thus the accompanying financial statements are presented in accordance with statutory accounting practices prescribed by the Insurance Department of the State of Michigan.

All amounts presented are expressed in U.S. Dollars.

STOCKS

Stocks are carried at market value.

BONDS

Bonds not backed by other loans are carried at amortized cost as computed using the interest method. Loan backed bonds and other structured securities are valued at amortized cost using the interest method including anticipated prepayments. Prepayment assumptions are updated periodically and are accounted for using the prospective method. Gains and losses on sales of bonds are calculated on the specific identification method and recognized into income based on NAIC prescribed formulas. Short-term investments include investments with maturities of less than one year at the date of acquisition. Market values disclosed are based on NAIC quoted values.

POLICY LOANS

Policy loans are reported at unpaid principal balances which approximate fair value.

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

              The Manufacturers Life Insurance Company of America

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEPARATE ACCOUNTS

Separate account assets and liabilities reported in the accompanying financial statements represent funds that are separately administered, principally for variable annuity and variable life contracts. For the majority of these contracts the contractholder, rather than the Company, bears the investment risk. Separate account assets are recorded at market value. Operations of the separate accounts are not included in the accompanying financial statements.

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


3.   INVESTMENTS AND INVESTMENT INCOME

The amortized cost and market value of investments in fixed maturities (bonds) as of September 30, 1996 is summarized as follows:


                                                                                      QUOTED OR
                                                       GROSS          GROSS           ESTIMATED
                                    AMORTIZED       UNREALIZED      UNREALIZE          MARKET
                                      COST             GAINS          LOSSES            VALUE
                                   -----------      -----------     -----------      -----------
                                   <C
U.S. Government                    $23,574,727        $432,425       $(199,428)      $23,807,724
Foreign Government                   9,258,320          75,039         (43,707)        9,289,652
Corporate                           24,930,739         558,435        (335,825)       25,153,349
                                   -----------      ----------      ----------       -----------
                                   $57,763,786      $1,065,899       $(578,960)      $58,250,725
                                   ===========      ==========      ==========       ===========

              The Manufacturers Life Insurance Company of America

3.   INVESTMENTS AND INVESTMENT INCOME (CONTINUED)

Proceeds from sales of investments in debt securities during 1996 were $81,149,600. Gross gains of $1,101,200 and gross losses of $1,615,209 were realized on those sales.

The amortized cost and market value of investments in fixed maturities (bonds) as of December 31, 1995 is summarized as follows:


                                                                                              QUOTED OR
                                                         GROSS               GROSS            ESTIMATED
                                      AMORTIZED        UNREALIZED         UNREALIZED            MARKET
                                          COST           GAINS              LOSSES              VALUE
                                     -----------       ----------         ----------         -----------
United States Government             $15,145,033       $  681,032          $(57,916)         $15,768,149
Foreign Government                     6,071,376          157,635                --            6,229,011
Corporate                             31,046,219        2,508,780                --           33,554,999
Mortgage-backed securities:
      U.S. Government agencies         9,522,771               --                --            9,522,771
Corporate                                971,803               --                --              971,803
                                     -----------       ----------          --------          -----------
                                     $62,757,202       $3,347,447          $(57,916)         $66,046,733
                                     ===========       ==========          ========          ===========



The amortized cost and market value of fixed maturities at September 30, 1996 by contractual maturities, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.



   YEARS TO MATURITY                 AMORTIZED COST       MARKET VALUE
   -----------------                 --------------       ------------
One year or less                      $ 3,370,562         $ 3,370,561
Greater than 1; up to 5 years           3,177,517           3,207,447
Greater than 5; up to 10 years         27,522,948          27,717,746
Due after 10 years                     23,692,759          23,954,971
                                       -----------         -----------
                                       $57,763,786         $58,250,725
                                       ===========         ===========


At September 30, 1996, $10,644,347 of bonds at amortized cost were on deposit with government insurance departments to satisfy regulatory regulations.

              The Manufacturers Life Insurance Company of America

3.   INVESTMENTS AND INVESTMENT INCOME (CONTINUED)

Major categories of net investment income for the first nine months were as follows:



                                      NET INVESTMENT INCOME
                                     1996               1995
                                  ---------          ----------
Gross investment income:
   Bond Income                   $3,285,074          $3,190,652
   Policy Loans                     434,845             296,205
   Short-term investments           645,903             624,593
   Dividend Income                   95,983               7,848
                                 ----------          ----------
                                  4,461,805           4.119,298
Investment Expenses                (273,161)           (265,106)
                                 ----------          ----------
Net investment income            $4,188,644          $3,854,192
                                 ==========          ==========




4.   RELATED PARTY TRANSACTIONS

Manufacturers Life of America has a formal service agreement with Manulife Financial which can be terminated by either party upon two months' notice. Under the Agreement, Manufacturers Life of America will pay direct operating expenses incurred each year by Manulife Financial on behalf of Manufacturers Life of America. Services provided under the Agreement include legal, actuarial, investment, data processing and certain other administrative services. Costs incurred under this Agreement were $17,090,426 in the first nine months of 1996, and $17,029,106 in 1995. In addition, there was $4,916,476 agents' bonuses in 1996 and $3,697,487 in 1995 which were allocated to the Company and are included in commissions.

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

              The Manufacturers Life Insurance Company of America

4.   RELATED PARTY TRANSACTIONS (CONTINUED)

(d) Under the terms of an automatic coinsurance agreement, the Company cedes its risk on structured settlements to Manulife Financial.

Selected amounts relating to the above treaties reflected in the financial statements are as follows:


                                             1996             1995
                                           __________       __________

Life and annuity premiums assumed         $ 1,101,533      $ 5,540,618
Other life and annuity
 consideration ceded                         (371,518)        (431,357)
Commissions and expense allowances
 on reinsurance assumed                      (386,701)        (942,979)
Policy reserves assumed                    45,019,396       47,386,235
Policy reserves ceded                       3,853,375        3,833,247




5.   FEDERAL INCOME TAX

The Company joins the Parent, The Manufacturers Life Insurance Co. (USA) and Manulife Reinsurance Limited in filing a U.S. consolidated income tax return as a life insurance group under provisions of the Internal Revenue Code. In accordance with an income tax-sharing agreement dated December 29, 1983, the Company's income tax provision (or benefit) is computed as if the Company filed a separate income tax return. The Company receives no surtax exemption. Tax benefits from operating losses are provided at the U.S. statutory rate plus any tax credits attributable to the Company, provided the consolidated group utilizes such benefits currently. Taxes recoverable in the financial statements represent tax-related amounts receivable from affiliates.

              The Manufacturers Life Insurance Company of America

6.   STATUTORY RESTRICTIONS ON DIVIDENDS

The Company is subject to statutory limitations on the payment of dividends to its Parent. The Company cannot pay dividends during 1996 without the prior approval of insurance regulatory authorities.


7.   INVESTMENT IN SEPARATE ACCOUNTS

The Company markets variable life insurance and variable annuity products through Separate Accounts which use Manulife Series Fund, Inc. as an investment vehicle.

Common stock in the amount of $19,658,787 represents the Company's seed money investment in Manulife Series Fund, Inc..

                         PART II  -  OTHER INFORMATION

     Item 1    -    Legal Proceedings

                    Nothing to report.


     Item 2    -    Changes in Securities

                    Nothing to report.


     Item 3    -    Defaults upon Senior Securities

                    Nothing to report.


     Item 4    -    Submission of Matters to a Vote
                    of Security Holders

                    On April 1, 1996 the Annual Meeting of
                    Shareholders was held pursuant to notice. The following were elected as directors for a one term:

                            William J. Atherton
                            Sandra M. Cotter
                            James D. Gallagher
                            Bruce Gordon
                            Theodore F. Kilkuskie, Jr.
                            Donald A. Guloien
                            Joseph J. Pietroski
                            John D. Richardson.

                    At this meeting the 1995 financial statements were unanimously approved; the minutes of the previous annual shareholders meeting were unanimously approved and the legal actions of the officers and directors of the Company taken in the conduct of its business since the previous annual shareholders meeting were unanimously ratified, approved and confirmed.


     Item 5   -     Other Information

                    Nothing to report.

                  Item 6A  -  Exhibits


                                                           Page in Sequential
                                                           Numbering System
                                                             Where Exhibit
Exhibit No.                   Description                        Located
-----------                   -----------                  ------------------

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

                                                           Page in Sequential
                                                           Numbering System
                                                             Where Exhibit
Exhibit No.                   Description                        Located
-----------                   -----------                  ------------------

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


                                                           Page in Sequential
                                                           Numbering System
                                                             Where Exhibit
Exhibit No.                   Description                        Located
-----------                   -----------                  ------------------

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
Exhibit No.                    Description                         Located
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


                                   THE MANUFACTURERS LIFE INSURANCE
                                   COMPANY OF AMERICA
                                   ---------------------------------
                                             (Registrant)



  November 11, 1996               By: Douglas H. Myers
---------------------                 -----------------------------
  Date                                DOUGLAS H. MYERS
                                      Vice-President, Finance
                                      (Principal Financial Officer)



  November 11, 1996               By: Donald A. Guloien
---------------------                 -----------------------------
  Date                                DONALD A. GULOIEN
                                      President & Director
                                      (Principal Executive Officer)

                                    EXHIBITS