Form 10-K
period 1996-12-31
MANUFACTURERS LIFE INSURANCE CO OF AMERICA
filed 1997-03-28
CIK 895998

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

                             ANNUAL REPORT PURSUANT
                           TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF l934

                  for the fiscal year ended December 31, 1996


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




     Securities registered pursuant to Section 12(b) or 12(g) of the Act: None.

     Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     [X] Yes      [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

     No shares of voting stock are held by nonaffiliates of the Registrant.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's sole class of common stock, as of December 31, 1996 is 4,501,860


                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part K, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

     None.

                                     PART I



Item 1. - BUSINESS

     The Registrant is an indirect wholly-owned subsidiary of The Manufacturers Life Insurance Company, a mutual insurance company organized under laws of Canada. The Registrant's primary purpose is to issue and sell variable universal life and variable annuity products in the United States. However, the Registrant also commenced establishment of branch operations in Taiwan to develop and market traditional insurance for the Taiwanese market. The Registrant began capitalizing these operations in 1993 and commenced full operations in 1995.



Item 2.  -  PROPERTIES

            The Registrant owns no property.


Item 3.  -  LEGAL PROCEEDINGS

            Nothing to report.


Item 4.  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Nothing to report.




                                    PART II



Item 5.  -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS


     The Registrant is a wholly-owned subsidiary of The Manufacturers Life Insurance Company (U.S.A.), which is the sole record holder of Registrant's shares. Therefore, there is no public trading market for Registrant's common stock. The Registrant has declared no cash dividends on its common stock at any time during the two most recent fiscal years.

ITEM 6    SELECTED FINANCIAL DATA
                                                   FOR THE YEARS ENDED DECEMBER 31
                                              1996       1995    1994   1993*     1992*
                                         ---------   --------  ------  ------   -------
                                                           (IN THOUSANDS)
UNDER GENERALLY ACCEPTED
ACCOUNTING PRINCIPLES:
Total Revenues                             $73,532   $62,174   $60,322
Net loss                                    (8,407)   (6,846)   (6,726)
Total Assets                             1,062,603   854,814   654,968
Long Term Obligations                        8,500   167,390   159,019
Capital and Surplus                        116,630   110,520   101,839

* selected financial data under generally accepted accounting principles is not available for the 1993 and 1992 fiscal years. See Management's Discussion and Analysis and Notes to the Consolidated Financial Statements for additional information.

                                                   FOR THE YEARS ENDED DECEMBER 31
                                              1996      1995      1994      1993     1992
                                         ---------  --------  --------  --------  -------
ON STATUTORY BASIS**:
Total Revenues                            $202,666  $165,756  $197,426  $129,272  $41,316
Net loss                                   (15,961)  (13,705)  (19,661)  (13,277)  (5,307)
Total Assets                               795,083   588,742   403,086   253,392  136,065
Long Term Obligations                        8,500     8,500         -         -        -
Capital and Surplus                         76,202    56,298    49,396    50,656   55,544

** Statutory accounting practices differ in certain respects from generally accepted accounting principles. The significant differences relate to consolidation accounting, investments, deferred acquisition costs, deferred income taxes, non-admitted asset balances and reserve calculation assumptions.

   All information presented elsewhere in this document is presented under generally accepted accounting principles.

Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations

OVERVIEW

     The following analysis of the consolidated results of operations and financial condition of the Manufacturers Life Insurance Company of America, (hereafter referred to as the Company) should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements.


CORPORATE STRUCTURE

     The Company is a U.S. direct wholly-owned subsidiary of The Manufacturers Life Insurance Company (U.S.A.), which in turn is a direct wholly-owned subsidiary of the Manulife Reinsurance Corporation (U.S.A.) ("MRC"). MRC is an indirectly wholly-owned subsidiary of The Manufacturers Life Insurance Company ("Manufacturers Life"), a Canadian mutual insurance company. Manufacturers Life, with consolidated assets of $68.6 billion ($Can), actively operates in fourteen countries worldwide. Manufacturers Life has been doing business in the United States since 1903.

     Manufacturers Life and its subsidiaries have consistently received excellent ratings from Standard & Poor's Insurance Rating Service, A. M. Best Company, Moody's Investors Service Inc. and Duff & Phelps Credit Rating Co.


RECENT DEVELOPMENTS


REORGANIZATION

     In 1996, the ownership of the Company was transferred from MRC, to The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA").
This was part of a more general corporate reorganization of Manufacturers Life's U.S. operations. This transfer of ownership had no material effect on the operations or consolidated financial statements of the Company.

     Also in 1996, the ownership of Manulife Holding Corporation was transferred from MRC to the Company. Manulife Holding Corporation is a holding company for a number of U.S. non-insurance subsidiaries primarily supporting variable products, as well as for Manufacturers Life Mortgage Securities Corporation (hereafter referred to as MLMSC), which is an issuer of $159 million of mortgage backed U.S. dollar bonds. See note 2 to the consolidated financial statements for additional information.

ADOPTION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     During 1996, the Company adopted generally accepted accounting principles ("GAAP") in conformity with the requirements of the Financial Accounting Standards Board. Prior to 1996, the Company prepared its financial statements in conformity with statutory accounting practices prescribed or permitted by the Insurance Department of the State of Michigan which were considered GAAP for mutual life insurance companies and their wholly-owned direct and indirect subsidiaries. As discussed in note 2 to the consolidated financial statements, the effect of the adoption of GAAP has been reflected retroactively and the previously issued 1995 and 1994 financial statements have been restated for the change. A description of the accounting policies can be found in note 3 to the consolidated financial statements. Selected financial data presented in this annual report has been presented on a GAAP basis and also on a statutory basis for the most recent five years. GAAP information was not available prior to 1994, and is not comparable to statutory basis information presented for 1993 and 1992.


MARKETING AND PRODUCT DISTRIBUTION

     The Company focuses on two major businesses:

     VARIABLE PRODUCTS IN THE U.S.: Products sold include both Variable Universal Life and Variable Annuities. In recent years the Company has experienced significant growth in the sale of its variable products due to increasing estate planning needs from aging baby-boomers as estates are passed from generation to generation.

     TAIWAN: In 1993 the Company entered the Taiwan market as a startup venture to sell traditional insurance products. The Company anticipates a large potential for this market. The Company operates in Taiwan using a branch of the Company. During 1995 the Company commenced full operations which have resulted in significant recruitment and training expenditures. These expenditures are expected to positively impact future operations as market share increases. The business written in Taiwan consists of traditional individual life insurance, such as whole life and endowment contracts, and is marketed by the Company's own agency force.

     In addition, the Company has assumed reinsurance from its parent company, ManUSA. The Company reinsures an in force individual participating life insurance block of business which does not include any new business.

REVIEW OF CONSOLIDATED OPERATING RESULTS



FINANCIAL SUMMARY (In '000's)          1996       1995       1994
-------------------------------  ----------  ---------  ---------
Premiums                         $   12,898  $  15,293  $  27,578
Fee Income                           40,434     24,986     18,259
Net Investment Income                19,651     18,729     17,691
Other Revenues                          668         82        361
Realized Capital Gains (Losses)       (119)      3,084    (3,567)
-------------------------------  ----------  ---------  ---------
Total Revenues                       73,532     62,174     60,322
Policyholder Benefits                14,473     16,905     28,768
Policyholder Dividends                  872      1,886        965
-------------------------------  ----------  ---------  ---------
Loss Before Taxes                  (12,316)    (10,806)   (10,269)
Income Tax Benefit                    3,909      3,960      3,543
Net Loss                         $   (8,407) $  (6,846)  $ (6,726)
-------------------------------  ----------  ---------  ---------
General Account Assets              394,509    374,409    352,232
Separate Account Assets             668,094    480,405    302,736
-------------------------------  ----------  ---------  ---------
Total Assets                     $1,062,603  $ 854,814  $ 654,968
General Account Liabilities      $  277,879  $ 263,889  $ 250,394
Separate Account Liabilities        668,094    480,405    302,736
-------------------------------  ----------  ---------  ---------
Capital and Surplus                 116,630    110,520    101,839
-------------------------------  ----------  ---------  ---------

NET LOSS

     The Company reported a consolidated net loss in 1996 of $8.4 million, compared to the 1995 net loss of $6.8 million ($6.7 million net loss in 1994). The main contributors to these losses were as follows:



(In millions)        1996    1995    1994
-----------------  -------  ------  ------
US Operations      $   9.1  $  2.5  $(3.0)
Taiwan Operations   (17.5)   (9.3)   (3.7)
-----------------  -------  ------  ------
Net Loss           $   8.4  $  6.8  $  6.7
-----------------  -------  ------  ------

     Net income from US operations improved to $9.1 million in 1996 from $2.5 million in 1995 (a $3.0 million net loss in 1994). This improvement in both 1996 and 1995 is a result of increased policy fees which more than offset costs associated with increased sales. The net loss from Taiwan operations increased to $17.5 million in 1996 from $9.3 million in 1995 (a $3.7 million net loss in 1994). The increased net loss in 1996 and 1995 was a result of significant start-up costs incurred in Taiwan, particularly associated with producer recruitment.

PREMIUMS

     Premium revenue for 1996 was $12.9 million compared to $15.3 million in 1995 ($27.6 million in 1994). Of the total, premiums related to sales of traditional life insurance contracts in Taiwan in 1996, 1995 and 1994 were $12.2 million, $9.3 million and $2.2 million respectively. The increase in premiums in Taiwan are a result of the growing operation discussed previously. Premiums related to US operations decreased to $0.7 million in 1996 from $6.0 million in 1995 and $25.4 million in 1994. The US premiums relate solely to a block of Corporate-owned life insurance business assumed from ManUSA for which the initial premium assumed of $25.4 million was received in 1994, with very little renewal premium received thereafter.

     Total general account and separate account deposits not included in premiums above were as follows:



(In 000's)                  1996      1995      1994
-----------------------    -------  --------  --------
Variable Life Insurance    $144,438  $108,323  $ 93,492
Variable Annuities           36,130    37,834    73,586
-----------------------    --------  --------  --------
TOTAL                      $180,568  $146,157  $167,078
-----------------------    --------  --------  --------

     The growth in variable life insurance deposits continued while single premium variable annuity premiums continued to decrease in 1996 and 1995. The deposit growth for variable life is consistent with the Company's commitment to develop variable core "estate/business planning products". A survivorship variable universal life product launched in late 1995 showed significant growth in 1996. With the merger of Manufacturers Life and North American Life Assurance Company in 1996, the sale of variable annuities in the Company will be de-emphasized and the majority of variable annuity sales will be made through an affiliated company, North American Security Life Insurance Company.


FEE INCOME

     Fee income for 1996 was $40.4 million, compared to $25 million in 1995 ($18.3 million in 1994). Strong investment performance in 1996 and a growing maturing block of in-force business resulted in higher separate account values and, therefore, higher fee income, which is earned on a percentage of the net value of invested assets in the separate account portfolios. The variable universal life and annuity business accounted for 85% of the fee income earned by the Company in 1996 compared to 94% in 1995 and 89.6% in 1994. Fee income from investment advisory subsidiaries increased at a somewhat greater rate than that from the variable universal life and annuity business.


NET INVESTMENT INCOME

     Net investment income was $19.7 million in 1996 compared to $18.7 million in 1995 ($17.7 million in 1994). The Company's performance in 1996 reflects similar investment income results compared to 1995. The increase in 1995 compared to 1994 is due to the strengthening of the stock market in 1995.

REALIZED CAPITAL GAINS

     In 1996, the Company had realized capital losses of $0.1 million, compared to gains of $3.1 million in 1995 ($3.6 million realized losses in 1994). The Company occasionally sells bonds to provide cash flow and the realized gains or losses are a result of this activity and will vary as interest rates fluctuate from year to year.


POLICYHOLDER BENEFITS

     Policyholder benefits decreased to $14.5 million in 1996, compared to $16.9 million in 1995 ($28.8 million in 1994). Death claims experience in 1996 was favorable compared to expected levels and to prior years.

REVIEW OF CONSOLIDATED

FINANCIAL CONDITION


     The Company had total consolidated assets of $1,063 million at December 31, 1996, an increase of $208 million or 24.3% from 1995. This change is principally a result of separate account asset growth of $187.7 million due to strong investment performance of the underlying investment funds and consumer preference for participation in the stock market through separate accounts.

INVESTMENTS


     The following table outlines by type of investment the carrying value of the general account investment portfolio of the Company:



INVESTMENT TYPE  (In 'ooo's)         1996         1995
-------------------------------  --------     --------
Fixed maturities                 $ 51,708     $ 66,968
Equities                           21,572       23,345
Mortgage loans                        645        7,314
Policy Loans                        9,822        6,955
Cash and Short-Term Investments    17,493       17,881
-------------------------------  --------     --------
TOTAL INVESTMENTS                $101,240     $122,463
-------------------------------  --------     --------

     General account investments decreased by $21.3 million or 17% from 1995. This change is due to a decrease in fixed maturities of $15.3 million in order to pay operating costs relating to the Taiwan operation and to meet costs of new business strain, as well as a decrease in mortgage loans of $6.7 million due to principal repayments.

FIXED MATURITES

     The Company's fixed maturity bond portfolio of $51.7 million represents 51% of investments at the end of 1996, compared to 55% at the end of 1995.

     At December 31, 1996, 85.9% of the bond portfolio was rated "A" or higher, and 97.5% was rated investment grade, "BBB" or higher. The corresponding percentages at the end of 1995 were 80.1% and 92.8%.

FIXED MATURITIES BY INVESTMENT GRADE
(IN '000'S)                                1996            1995
------------------------------------  --------------  --------------
AAA                                   $16,953  32.7%  $31,268  46.7%
AA                                      5,483  10.6%    4,017   6.0%
A                                      21,973  42.5%   18,362  27.4%
BBB                                     6,032  11.7%    8,528  12.7%
BB & lower, and unrated                 1,267   2.5%    4,793   7.2%
------------------------------------  -------         -------
TOTAL FIXED MATURITIES                $51,708         $66,968
------------------------------------  -------         -------

EQUITY SECURITIES

     The Company's equity portfolio of $21.6 million represents 21% of investments at the end of 1996, compared to 19% at the end of 1995. The equities consist entirely of investments in mutual funds sponsored by an affiliate.


MORTGAGE LOANS

     The Company's mortgage loans have decreased from $7.3 million in 1995 to $0.6 million in 1996. This reflects the maturities of the MLMSC mortgages and the reinvestment in the Guaranteed Annuity Contract asset described below.


POLICY LOANS

     Policy loans represented 10% of investments at December 31, 1996, compared to 6% in 1995. Most individual life insurance policies provide the individual policyholder with the right to obtain a policy loan from the Company. Such loans are made in accordance with the terms of the respective policies, are carried at the unpaid balance, and are fully secured by the cash surrender value of the policies on which the respective loans are made.


IMPAIRED ASSETS

     Allowances for losses on investments are established when an asset or portfolio of assets becomes impaired as a result of deterioration in credit quality to the extent that there is no longer assurance of timely realization of the carrying value of assets and related investment income. The carrying value of an impaired asset is reduced to the net realizable value of the asset at the time of recognition of impairment.

The Company had no provisions for impairments as at December 31, 1996 and 1995.

GUARANTEED ANNUITY CONTRACTS

     As the mortgages in MLMSC have matured, the funds have been invested in a Guaranteed Annuity Contract with the Company's parent, ManUSA. An interest rate of 8% is credited to the GAC asset. This GAC asset will mature on March 1, 1997, the same date that the mortgage backed security issued by MLMSC matures.


DERIVATIVES

     The Company did not enter into any derivative transactions during 1996 or 1995.


POLICYHOLDER LIABILITIES

     The following table shows the distribution of Policyholder Liabilities and Separate Account Liabilities by line of business at December 31:



           POLICYHOLDER LIABILITIES (In '000's)          1996      1995
           ----------------------------------------  --------  --------
           Life Insurance:
               Taiwan                                $ 15,305  $  8,549
               Reinsurance                             44,497    47,386
               Variable Life                           32,113    30,194
           ----------------------------------------  --------  --------
           TOTAL                                     $ 91,915  $ 86,129
           ----------------------------------------  --------  --------
           SEPARATE ACCOUNT LIABILITIES (In '000's)      1996      1995
           ----------------------------------------  --------  --------
           Variable Life Insurance                   $399,403  $257,412
           Variable Annuities                         268,691   222,993
           ----------------------------------------  --------  --------
           TOTAL                                     $668,094  $480,405
           ----------------------------------------  --------  --------


     Separate account liabilities are $668 million, an increase of 39% over 1995. This reflects the growing popularity of variable products in the marketplace and the increase in existing fund values due to the increase in the stock market in 1996.

     Taiwan reserves, although still small, have shown a rapid increase in 1996. This reflects the start-up operation in Taiwan. Taiwan reserves are expected to continue to rise rapidly in the near future.


ASSET/LIABILITY MANAGEMENT

     The Company has established a target portfolio mix which takes into account the risk attributes of the liabilities supported by the assets, expectations of market performance, and a generally conservative investment philosophy. Preservation of capital and maintenance of income flows are key objectives.

LIQUIDITY AND CAPITAL REQUIREMENTS

     The General account liabilities consist of traditional insurance whose liquidity requirements do not fluctuate significantly from one year to the next. The majority of the Company's cash flows arise from policyholder transactions related to the Separate account, and, as such, the assets and liabilities of these products are exactly matched.

     The Company maintains a prudent amount invested in cash and short term investments. At the end of 1996, this amounted to $17.5 million or 17.3% of total investments compared to $17.9 million in 1995 or 14.6%. In addition, the Company's liquidity is managed by maintaining an easily marketable portfolio of fixed maturities. Because of the excess of expense over income, which arises from the costs of new policy issues, the continued success in generating sales will not only result in losses in the results from operations, but will create a cash flow strain as well. The Company's consolidated statements of cash flows indicate this in that operating activities used cash of $20.5 million and $29.6 million in 1996 and 1995 respectively compared to providing cash of $10 million in 1994. As a result, the Company looks to its parent, ManUSA, for the necessary capital to support its operations. In 1995 a surplus note for $8.5 million was issued to the Company from ManUSA. In 1996, a $15 million contribution of capital was made to the Company by its Parent to provide further liquidity. Manufacturers Life has entered into a claims paying guarantee with the Company.

     On March 1, 1997, the bonds payable of $159 million issued by MLMSC matured. The Company's Parent, ManUSA, transferred an amount equal to the Guaranteed Annuity Contract value to the Company to repay the bonds.

The Company has no material commitments for capital expenditures.


CAPITAL REQUIREMENTS AND SOLVENCY PROTECTION

     In order to enhance the regulation of insurer solvency, the NAIC enforces minimum Risk Based Capital (RBC) requirements. The requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The RBC model law required that life insurance companies report on a formula-based RBC standard which is calculated by applying factors to various assets, premium and reserve items. The formula takes into account risk characteristics of the life insurer, including asset risk, insurance risk, interest risk and business risk. If an insurer's ratio falls below certain thresholds, regulators will be authorized, and in some circumstance required, to take regulatory action.

     The Company's policy is to maintain capital and surplus balances well in excess of the minimums required under government regulations in all jurisdictions in which the Company does business.

RISK MANAGEMENT PRACTICES AND PROCEDURES

     Risk management is a fundamental element of the Company's financial strength and profitability, and is essential to its continuing success. The Company is committed to comprehensive risk management policies and procedures which measure and control risk in all of its business activities and allow for periodic by internal and external auditors and regulators.

     The key risk faced by the Company are credit, claims, pricing and business risk. The nature of these risks and how they are managed is explained in the following sections.


CREDIT RISK

     Credit risk is the risk that a party to a financial instrument will fail to fully honor its financial obligations to the Company. Senior management within the Investments operations establishes policies and procedures for the management of credit risk which limits concentration by issuer, connections, rating sector and geographic region. Limits are placed on all personnel in terms of ability to commit the Company to credit instruments. Credit and commitment exposures are monitored using a rigorous reporting process and are subject to a formal quarterly review.


CLAIMS RISK

     The Company is always subject to the risk of change in the life expectancy of the population. Claims trends are therefore monitored on an ongoing basis. The Company uses both its own and industry experience to develop estimates of future claims.

     The management of ongoing claims risk for an insurer includes establishing appropriate criteria to determine the insurability of applicants as well as managing the exposure to large dollar claims. Underwriting standards have been established to manage the insurability of applicants. Renewal underwriting standards are also in place for business that renews on a periodic basis (primarily group life and health insurance). Management performs periodic reviews to ensure compliance with standards.

     Exposure to large claims is managed by establishing policy retention limits. Policies in excess of the limits are reinsured with MRC. Underwriting standards and policy retention limits are reviewed on a periodic basis.

PRICING RISK

     The process of pricing products includes the estimation of many factors including future investment yields, mortality and morbidity experience, expenses, rates of policy surrender, and taxes. Pricing risk is the risk that actual experience in the future will not develop as estimated in pricing. Some products are designed such that adjustments to premiums or benefits can be made for experience variations, while for other products no such changes are possible.

     The Company manages pricing risks by setting standards and guidelines for pricing. These standards and guidelines cover pricing methods and assumption setting, profit margin objectives, required scenario analysis, and documentation. They also address the areas of pricing software, approved pricing personnel, and pricing approvals. These standards and guidelines ensure that an appropriate level of risk is borne by the Company and that an appropriate return is provided to the policyholders.


BUSINESS RISK

     Business risk comprises operating risk as well as other risks. Operating risk is the exposure to inadequate internal controls, including inadequate control of risk management. Other risks include legal, political, competitive and environmental risks. Business risks expose the Company to potential loss of earnings.

     The Company manages operating risks by establishing appropriate internal control policies and procedures. The Company centrally manages business risk using risk identification and compliance monitoring processes. Diversification of businesses is an integral part of the Company's business risk management strategy.

     A controllership function has been established in each operation and is responsible for day-to-day management of operating risk including compliance with Company control policies.

     Internal and external auditors review the adequacy of internal controls and report to senior management and the Board of Directors on a quarterly and an annual basis, respectively.

     The Company has coordinated its operational compliance departments under the supervision of its corporate legal function. This structure ensures compliance with all legal and regulatory requirements in all jurisdictions in which the Company does business. All customer-related communications, product brochures and selling tools, and procedures for compliance therewith, are subject to review by the compliance function. Compliance is monitored on an ongoing basis.



Item 8.   Financial Statements and Supplementary Data



          See Following Page

                CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                        THE MANUFACTURERS LIFE INSURANCE
                               COMPANY OF AMERICA

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                      WITH REPORT OF INDEPENDENT AUDITORS

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

                CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                    CONTENTS




Report of Independent Auditors .......................................   3

Audited Consolidated Financial Statements

Consolidated Balance Sheets ..........................................   4
Consolidated Statements of Income ....................................   5
Consolidated Statements of Changes in Capital and Surplus ............   6
Consolidated Statements of Cash Flow .................................   7
Notes to Consolidated Financial Statements ...........................   8

Consolidated Financial Statement Schedules

Report of Independent Auditors on Financial Statement Schedules ......  22

Schedule I -- Summary of Investments Other Than Investments
   in Related Parties ................................................  23

Schedule III -- Supplementary Insurance Information ..................  24

Schedule IV -- Reinsurance ...........................................  25

                         REPORT OF INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS
THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA


We have audited the accompanying consolidated balance sheets of The Manufacturers Life Insurance Company of America as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in capital and surplus and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Manufacturers Life Insurance Company of America at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1996 the Company adopted certain accounting changes to conform with generally accepted accounting principles for mutual life insurance enterprises, and retroactively restated the 1995 and 1994 financial statements for the change.



PHILADELPHIA, PENNSYLVANIA                  Ernst & Young LLP
MARCH 21, 1997

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED BALANCE SHEETS


 As at December 31
 ASSETS  ($thousands)                                                      1996        1995
 ---------------------------------------------------------            ---------     -------
 INVESTMENTS:
 Securities available-for-sale, at fair value: (note 4)
       Fixed maturity (amortized cost: 1996 $50,456; 1995 $62,757)   $   51,708    $ 66,968
       Equity (cost:1996 $19,450; 1995 $22,441)                          21,572      23,345
 Mortgage loans                                                             645       7,314
 Policy loans                                                             9,822       6,955
 Cash and short-term investments                                         17,493      17,881
 ---------------------------------------------------------           ----------     -------
 Total Investments                                                   $  101,240    $122,463
 ---------------------------------------------------------           ----------     -------
 Guaranteed annuity contracts (note 5)                                  171,691     155,335
 Deferred acquisition costs (note 6)                                    102,610      78,829
 Income taxes recoverable                                                10,549       5,156
 Deferred income taxes (note 7)                                           1,041       1,616
 Other assets                                                             7,378      11,010
 Separate account assets                                                668,094     480,405
 ---------------------------------------------------------            ---------     -------
 TOTAL ASSETS                                                        $1,062,603    $854,814
 ---------------------------------------------------------           ----------     -------
 LIABILITIES, CAPITAL AND SURPLUS ($thousands)                             1996        1995
 ---------------------------------------------------------           ----------     -------
 LIABILITIES:
 Policyholder Liabilities and accruals                               $   91,915    $ 86,129
 Bonds payable (note 8)                                                 158,760     158,890
 Surplus note (note 9)                                                    8,500       8,500
 Due to affiliates                                                       11,122         463
 Other liabilities                                                        7,582       9,907
 Separate account liabilities                                           668,094     480,405
 ---------------------------------------------------------           ----------     -------
 TOTAL LIABILITIES                                                   $  945,973    $744,294
 ---------------------------------------------------------           ----------     -------
 CAPITAL AND SURPLUS:
 Common shares (note 10)                                                  4,502       4,502
 Preferred shares (note 10)                                              10,500      10,500
 Contributed surplus                                                     98,569      83,569
 Retained earnings                                                        1,726      10,133
 Net unrealized gain on securities
     available-for-sale (note 4)                                          1,333       1,816
 ---------------------------------------------------------           ----------     -------
 TOTAL CAPITAL AND SURPLUS                                              116,630     110,520
 ---------------------------------------------------------           ----------     -------
 TOTAL LIABILITIES, CAPITAL AND SURPLUS                              $1,062,603    $854,814
 ---------------------------------------------------------           ----------     -------


The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF INCOME




FOR THE YEARS ENDED DECEMBER 31
($ thousands)                                            1996      1995      1994
---------------------------------------------------  --------  --------  --------
REVENUE:
Premiums                                              $12,898   $15,293  $ 27,578
Fee income                                             40,434    24,986    18,259
Net investment income (note 4)                         19,651    18,729    17,691
Realized investment gains (losses)                      (119)     3,084   (3,567)
Other                                                     668        82       361
---------------------------------------------------  --------  --------  --------
TOTAL REVENUE                                          73,532    62,174    60,322
---------------------------------------------------  --------  --------  --------
BENEFITS AND EXPENSES:
Policyholder benefits and claims                       14,473    16,905    28,768
Operating costs and expenses                           34,581    30,728    16,395
Commissions                                            10,431     5,859     8,923
Amortization of deferred acquisition costs (note 6)    13,240     5,351     3,289
Interest expense                                       12,251    12,251    12,251
Policyholder dividends                                    872     1,886       965
---------------------------------------------------  --------  --------  --------
TOTAL BENEFITS AND EXPENSES                            85,848    72,980    70,591
---------------------------------------------------  --------  --------  --------
LOSS BEFORE INCOME TAXES                             (12,316)  (10,806)  (10,269)
---------------------------------------------------  --------  --------  --------
INCOME TAX BENEFIT (NOTE 7)                            3,909     3,960     3,543
---------------------------------------------------  --------  --------  --------
NET LOSS                                             $(8,407)  $(6,846)  $(6,726)
---------------------------------------------------  --------  --------  --------

The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL AND SURPLUS

                                                                                           NET UNREALIZED
                                                                                          GAINS (LOSSES) ON     TOTAL
FOR THE YEARS ENDED DECEMBER 31                         CAPITAL    CONTRIBUTED  RETAINED     SECURITIES        CAPITAL
($thousands)                                             STOCK       SURPLUS    EARNINGS  AVAILABLE-FOR-SALE  AND SURPLUS
------------------------------------------------------  -------    -----------  --------  ------------------  -----------
1996
Balance, January 1                                      $15,002        $83,569  $ 10,133            $  1,816     $110,520
Net loss during the year                                                         (8,407)                          (8,407)
Change in unrealized gain(loss) ,net of taxes (note 4)                                                 (483)        (483)
Issuance of shares (note 10)                                            15,000                                     15,000
------------------------------------------------------  -------    -----------  --------  ------------------  -----------
BALANCE, DECEMBER 31 (NOTE 10)                          $15,002        $98,569  $  1,726            $  1,333     $116,630
------------------------------------------------------  -------    -----------  --------  ------------------  -----------
1995
Balance, January 1                                      $15,002        $70,999  $ 16,979            $(1,141)     $101,839
Net loss during the year                                                         (6,846)                          (6,846)
Change in unrealized gain(loss) , net of taxes (note 4)                                                2,957        2,957
Issuance of shares (note 10)                                            12,570                                     12,570
------------------------------------------------------  -------    -----------  --------  ------------------  -----------
BALANCE, DECEMBER 31                                    $15,002        $83,569  $ 10,133            $  1,816     $110,520
------------------------------------------------------  -------    -----------  --------  ------------------  -----------
1994
Balance, January 1                                      $35,002        $30,999  $  7,396            $(1,592)     $ 71,805
Cumulative effect of accounting change (note 2)                                   16,309               1,353       17,662
Net loss during the year                                                         (6,726)                          (6,726)
Change in unrealized gain(loss) , net of taxes                                                         (902)        (902)
Capital restructuring of preferred shares               (20,000)        20,000                                          0
Issuance of shares (note 10)                                            20,000                                     20,000
------------------------------------------------------  -------    -----------  --------  ------------------  -----------
BALANCE, DECEMBER 31                                    $15,002        $70,999  $ 16,979           $ (1,141)     $101,839
------------------------------------------------------  -------    -----------  --------  ------------------  -----------


The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31
($thousands)                                                                     1996            1995           1994
---------------------------------------------------------------------------  --------        --------      ---------
OPERATING ACTIVITIES:
Net Loss                                                                     $ (8,407)       $ (6,846)      $ (6,726)
Adjustments to reconcile net loss to net cash used in operating activities:
     Additions to Policy liabilities                                            3,287           7,329         27,338
     Deferred acquisition costs                                              (36,024)         (28,147)       (31,125)
     Amortization of deferred acquisition costs                                13,240           5,351          3,289
     Realized gain (losses) on investments                                        119          (3,084)         3,567
     Decreases (additions) to deferred income taxes                               473           1,168         (4,001)
     Other                                                                      6,540          (5,336)        17,673
---------------------------------------------------------------------------  --------        --------       --------
Net cash provided by (used in) operating activities                           (20,468)        (29,565)        10,015
---------------------------------------------------------------------------  --------        --------       --------
INVESTING ACTIVITIES:
Fixed maturity securities sold                                                120,234          67,507         43,176
Fixed maturity securities purchased                                          (108,401)        (76,402)       (72,819)
Equities sold                                                                  25,505           6,500         30,011
Equities purchased                                                            (22,203)         (1,726)       (18,245)
Mortgages purchased                                                                 -               -              -
Mortgages sold/principal repayments                                             6,669          77,086         22,656
Policy loans advanced, net                                                     (2,867)         (2,461)        (1,471)
Guaranteed annuity contracts                                                  (16,356)        (79,710)       (36,236)
---------------------------------------------------------------------------  --------         -------       --------
Cash provided by (used in) investing activities                                 2,581          (9,206)       (32,928)
---------------------------------------------------------------------------  --------         -------       --------
FINANCING ACTIVITIES:
Receipts from variable life and annuity policies
     credited to policyholder account balances                                  5,493           9,017         10,533
Withdrawals of policyholder account balances on
     variable life and annuity policies                                        (2,994)         (3,173)        (1,284)
Issuance of shares                                                             15,000          12,570         20,000
Issuance of surplus notes                                                           -           8,500              -
---------------------------------------------------------------------------  --------        --------      ---------
Cash provided by financing activities                                          17,499          26,914         29,249
---------------------------------------------------------------------------  --------        --------      ---------
CASH AND SHORT-TERM INVESTMENTS:
Increase (decrease) during the year                                              (388)        (11,857)         6,336
Balance, beginning of year                                                     17,881          29,738         23,402
---------------------------------------------------------------------------  --------        --------      ---------
BALANCE, END OF YEAR                                                         $ 17,493        $ 17,881       $ 29,738
---------------------------------------------------------------------------  --------        --------      ---------


The accompanying notes are an integral part of these consolidated financial statements.

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                           (In Thousands of Dollars)

1.   ORGANIZATION

     The Manufacturers Life Insurance Company of America ("ManAmerica" or the "Company") is a wholly-owned subsidiary of The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA" or the "Parent"), which is in turn a wholly-owned subsidiary of The Manufacturers Life Insurance Company ("Manulife Financial"), a Canadian-based mutual life insurance company. The Company markets variable annuity and variable life products in the United States and traditional insurance products in Taiwan.


2.   BASIS OF PRESENTATION

     A)  ADOPTION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The accompanying consolidated financial statements of The Manufacturers Life Insurance Company of America and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP").

     Prior to 1996, the Company prepared its financial statements in conformity with statutory accounting practices prescribed or permitted by the Insurance Department of the State of Michigan which practices were considered GAAP for mutual life insurance companies and their wholly-owned direct and indirect subsidiaries. Financial Accounting Standard Board Interpretation 40, "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises" ("FIN 40") as amended, which is effective for 1996 annual financial statements and thereafter, no longer permits statutory based financial statements to be described as being prepared in conformity with GAAP. Accordingly, the Company has adopted GAAP including Statement of Financial Accounting Standards 120 ("FAS 120"), "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long Duration Participating Contracts", which addresses the accounting for long-duration insurance and reinsurance contracts, including all participating business.

     Pursuant to the requirements of FIN 40 and FAS 120, the effect of the changes in accounting have been applied retroactively and the previously issued 1995 and 1994 financial statements have been restated for the change. The effect of the changes applicable to years prior to January 1, 1994 has been presented as a restatement of surplus as of that date. As a result, surplus at January 1, 1994 increased by $17,662 net of applicable deferred taxes.

     The adoption had the effect of increasing net income for 1996, 1995 and 1994 by approximately $7,554, $6,859 and $12,934, respectively.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA


      B)  REORGANIZATION

      On December 20, 1995, Manulife Reinsurance Corporation (U.S.A) ("MRC") transferred to the Company all of the common and preferred shares of Manufacturers Advisor Corporation ("MAC"), an investment fund management company.

      On December 31, 1996, ManUSA transferred to the Company all of the common and preferred shares of Manulife Holding Corporation ("Holdco"), an investment holding company. Holdco has primarily two wholly-owned subsidiaries, ManEquity Inc., a registered broker/dealer, and the Manufacturers Life Mortgage Securities Corporation ("MLMSC"), an issuer of mortgage-backed US Dollar bonds. The Company then transferred all the common and preferred shares of MAC to Holdco for two shares of $1 common stock of Holdco.

      These transfers have been accounted for using the pooling-of-interests method of accounting. Under this method, the assets, liabilities, capital and surplus, revenues and expenses of each separate entity are combined retroactively at their historical carrying values to form the financial statements of the Company for all periods presented to give effect to the reorganization as if the structure in place at December 31, 1996 had been in place as of the earliest period presented in these consolidated financial statements. The accounts of all subsidiary companies are therefore combined and all significant inter-company balances and transactions are eliminated on combination. In addition, the capital and surplus of the Company has been restated retroactively to January 1, 1994 to reflect the capital structure in place at December 31, 1996.

      The revenues and net income reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements are as follows:



FOR THE YEARS ENDED DECEMBER 31
($ thousands)                     1996      1995      1994
------------------------------  --------  --------  --------
Revenue:
ManAmerica                      $ 54,404  $ 45,655  $ 44,432
Holdco                            15,543    13,828    14,087
MAC                                3,585     2,691     1,803
------------------------------  --------  --------  --------
TOTAL REVENUE                   $ 73,532  $ 62,174  $ 60,322
------------------------------  --------  --------  --------
Net Income (loss):
ManAmerica                      $ (8,676) $ (7,402) $ (7,221)
Holdco                              (670)      (10)      257
MAC                                  939       566       238
------------------------------  --------  --------  --------
TOTAL NET LOSS                  $ (8,407) $ (6,846) $ (6,726)
------------------------------  --------  --------  --------

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA


3.   SIGNIFICANT ACCOUNTING POLICIES

      A)  PREPARATION OF FINANCIAL STATEMENTS

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

      B)  INVESTMENTS

      The Company classifies all of its fixed maturity and equity securities as available-for-sale and records these securities at fair value. Realized gains and losses on sales of securities classified as available-for-sale are recognized in net income using the specific identification method. Changes in the fair value of securities available-for-sale are reflected directly in surplus after adjustments for deferred taxes and DAC. Discounts and premiums on investments are amortized using the effective interest method.

      Mortgage loans are reported at amortized cost, net of a provision for losses. The provision for losses is established for mortgage loans which are considered to be impaired when the Company has determined that it is probable that all amounts due under contractual terms will not be collected. Impaired loans are reported at the lower of unpaid principal or fair value of the underlying collateral.

      Policy loans are reported at aggregate unpaid balances which approximate fair value.

      Short-term investments include investments with maturities of less than one year at the date of acquisition.

      C)  DEFERRED ACQUISITION COSTS (DAC)

      Commissions and other expenses which vary with and are primarily related to the production of new business are deferred to the extent recoverable and included as an asset. DAC associated with variable annuity and variable life insurance contracts is charged to expense in relation to the estimated gross profits of those contracts. The amortization is adjusted retrospectively when estimates of current or future gross profits are revised. DAC associated with traditional life insurance policies is charged to expense over the premium paying period of the related policies. DAC is adjusted for the impact on estimated future gross profits assuming the unrealized gains or losses on securities had been realized at year-end. The impact of any such adjustments is included in net unrealized gains (losses) in Capital and Surplus. DAC is reviewed annually to determine recoverability from future income and, if not recoverable, it is immediately expensed.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA


      D)  POLICYHOLDER LIABILITIES

      For variable annuity and variable life contracts reserves equal the policyholder account value. Account values are increased for deposits received and interest credited and are reduced by withdrawals, mortality charges and administrative expenses charged to the policyholders. Policy charges which compensate the Company for future services are deferred and recognized in income over the period earned, using the same assumptions used to amortize DAC.

      Policyholder liabilities for traditional life insurance policies sold in Taiwan are computed using the net level premium method and are based upon estimates as to future mortality, persistency, maintenance expense and interest rate yields that were established in the year of issue.

      E)  SEPARATE ACCOUNTS

      Separate account assets and liabilities represent funds that are separately administered, principally for variable annuity and variable life contracts, and for which the contract holder, rather than the Company, bears the investment risk. Separate account contract holders have no claim against the assets of the general account of the Company. Separate account assets are recorded at market value. Operations of the separate accounts are not included in the accompanying financial statements.

      F)  REVENUE RECOGNITION

      Fee income from variable annuity and variable life insurance policies consists of policy charges for the cost of insurance, expenses and surrender charges that have been assessed against the policy account balances. Policy charges that are designed to compensate the company for future services are deferred and recognized in income over the period benefited, using the same assumptions used to amortize DAC. Premiums on long-duration life insurance contracts are recognized as revenue when due. Investment income is recorded when due.

      G)  EXPENSES

      Expenses for variable annuity and variable life insurance policies include interest credited to policy account balances and benefit claims incurred during the period in excess of policy account balances.

      H)  REINSURANCE

      The Company is routinely involved in reinsurance transactions in order to minimize exposure to large risks. Life reinsurance is accomplished through various plans including yearly renewable term, co-insurance and modified co-insurance. Reinsurance premiums and claims are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and claims are reported net of reinsured amounts. Amounts paid with respect to ceded reinsurance contracts are reported as reinsurance receivables in other assets.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA


      I)  FOREIGN EXCHANGE

      The Company's Taiwanese branch balance sheet and statement of income are translated at the current exchange and average exchange rates for the year respectively. Translation adjustments for foreign currency transactions that affect cash flows are reported in earnings.

      J)  INCOME TAX

      Income taxes have been provided for in accordance with Statement of Financial Accounting Standards 109 ("FAS 109") "Accounting for Income Taxes." The Company joins ManUSA, MRC and Manulife Reinsurance Limited ("MRL") in filing a U.S. consolidated income tax return as a life insurance group under provisions of the Internal Revenue Code. In accordance with an income tax sharing agreement, the Company's income tax provision (or benefit) is computed as if the Company filed a separate income tax return. Tax benefits from operating losses are provided at the U.S. statutory rate plus any tax credits attributable to the Company, provided the consolidated group utilizes such benefits currently. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their recorded amounts for financial reporting purposes. Income taxes recoverable represents amounts due from ManUSA in connection with the consolidated return.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA


4.   INVESTMENTS AND INVESTMENT INCOME

      A)  FIXED MATURITY AND EQUITY SECURITIES

      At December 31, 1996, all fixed maturity and equity securities have been classified as available-for-sale and reported at fair value. The amortized cost and fair value is summarized as follows:


                                                           GROSS                 GROSS
AS AT DECEMBER 31,                 AMORTIZED COST      UNREALIZED GAINS    UNREALIZED LOSSES          FAIR VALUE
($ thousands)                        1996      1995       1996     1995       1996       1995       1996       1995
-------------------------------   -------   -------    -------   ------    -------    -------    -------    -------
FIXED MATURITY SECURITIES:
U.S. government                   $ 9,219   $15,145    $  386    $  690     $ (98)     $ (98)    $ 9,507    $15,737
Foreign governments                 9,227     6,071       221       219        (8)         -       9,440      6,290
Corporate                          32,010    32,018       981     3,147      (230)       (13)     32,761     35,152
Mortgage backed                         -     9,523         -       272          -        (6)          -      9,789
-------------------------------   -------   -------   -------    ------    -------    -------    -------    -------
Total fixed maturity securities   $50,456   $62,757    $1,588    $4,328     $(336)     $(117)    $51,708    $66,968
Equity securities                 $19,450   $22,441    $2,134    $  923     $ (12)     $ (19)    $21,572    $23,345
-------------------------------   -------   -------   -------    ------    -------    -------    -------    -------

      Proceeds from sales of fixed maturity securities during 1996 were $120,234 (1995 $67,507; 1994 $43,176). Gross gains of $1,858 and gross losses of $1,837 were realized on those sales (1995 $2,630 and $218; 1994 $168 and $1,007 respectively).

      Proceeds from sale of equity securities during 1996 were $26,584 (1995 $ 6,500; 1994 $30,011). Gross gains of $NIL and gross losses of $140 were realized on those sales (1995 $785 and $113; 1994 $48 and $2,776 respectively).

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA


      The contractual maturities of fixed maturity securities at December 31, 1996 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Corporate requirements and investment strategies may result in the sale of investments before maturity.



($ thousands)                        AMORTIZED COST  FAIR VALUE
-----------------------------------  --------------  ----------
Fixed maturity securities,
including mortgage-backed
securities
One year or less                            $ 3,356     $ 3,367
Greater than 1; up to 5 years                 2,568       2,658
Greater than 5; up to 10 years               19,539      19,959
Due after 10 years                           24,993      25,724
-----------------------------------  --------------  ----------
TOTAL FIXED MATURITY SECURITIES             $50,415     $51,708
-----------------------------------  --------------  ----------

      UNREALIZED GAINS (LOSSES) ON SECURITIES AVAILABLE-FOR-SALE

      Net unrealized gains (losses) on fixed maturity and equity securities included in capital and surplus were as follows:


AS AT DECEMBER 31
($ thousands)                                    1996      1995
-------------------------------------------   -------   -------
Gross unrealized gains                        $ 3,722   $ 5,251
Gross unrealized losses                          (348)     (136)
DAC and other fair value adjustments           (1,321)   (2,317)
Deferred income taxes                            (720)     (982)
-------------------------------------------   -------   -------
NET UNREALIZED GAINS (LOSSES) ON SECURITIES
  AVAILABLE-FOR-SALE                          $ 1,333   $ 1,816
-------------------------------------------   -------   -------

   B)  INVESTMENT INCOME

     Income by type of investment was as follows:


FOR THE YEARS ENDED DECEMBER 31
($ thousands)                        1996      1995      1994
-------------------------------    ------    ------    ------
Fixed maturity securities         $ 4,447    $ 4,430   $ 1,712
Mortgage loans                        278      3,076     8,844
Equity securities                     671        646     1,245
Guaranteed annuity contracts       13,196      9,691     5,040
Other investments                   1,419      1,235       957
-------------------------------   -------    -------   -------
Gross investment income            20,011     19,078    17,798
-------------------------------    ------    -------   -------
Investment expenses                   360        349       107
-------------------------------    ------    -------   -------
NET INVESTMENT INCOME             $19,651    $18,729   $17,691
-------------------------------    ------    -------   -------

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA


5.   GUARANTEED ANNUITY CONTRACTS

      The Company's wholly-owned subsidiary, MLMSC, invests amounts received as repayments of mortgage loans in annuities issued by ManUSA. These annuities are collateral for the 8 1/4 % mortgage-backed bonds payable disclosed in note 8 below.


6.   DEFERRED ACQUISITION COSTS

     The components of the change in DAC were as follows:



FOR THE YEARS ENDED DECEMBER 31
($ thousands)                               1996       1995      1994
---------------------------------------  ---------  ---------  --------
Balance at January 1,                    $  78,829  $  60,124  $ 30,887
Capitalization                              36,024     28,147    31,125
Accretion of interest                        6,344      4,992     3,351
Amortization                              (19,159)   (10,852)   (6,295)
Effect of net unrealized gains (losses)
 on securities available for sale              996    (4,091)     1,401
Other                                        (424)        509     (345)
---------------------------------------  ---------  ---------  --------
BALANCE AT DECEMBER 31                   $ 102,610  $  78,829  $ 60,124
---------------------------------------  ---------  ---------  --------

7. INCOME TAXES

   Components of income tax benefit were as follows:



FOR THE YEARS ENDED DECEMBER 31
($ thousands)                      1996      1995      1994
-------------------------------  --------  --------  --------
Current expense (benefit)        $(4,686)  $(5,128)  $    458
Deferred expense (benefit)            777     1,168   (4,001)
-------------------------------  --------  --------  --------
TOTAL BENEFIT                    $(3,909)  $(3,960)  $(3,543)
-------------------------------  --------  --------  --------

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA


      The Company's deferred income tax asset, which results from tax effecting the differences between financial statement values and tax values of assets and liabilities at each balance sheet date, relates to the following:


     AS AT DECEMBER 31
     ($thousands)                                              1996     1995
     -----------------------------------------------------  -------  -------
     Deferred tax assets:
         Differences in computing policy reserves           $28,508  $22,503
         Policyholder dividends payable                         283      411
         Other deferred tax assets                                -      402
         Net operating loss carryforwards                         -    1,061
     -----------------------------------------------------  -------  -------
     DEFERRED TAX ASSETS                                     28,791   24,377

     Deferred tax liabilities:
         Deferred acquisition costs                          25,522   19,398
         Investments                                            928    1,737
         Other deferred tax liabilities                       1,300    1,626
     -----------------------------------------------------  -------  -------
     Deferred tax liabilities                                27,750   22,761
     -----------------------------------------------------  -------  -------
     NET DEFERRED TAX ASSETS                                $ 1,041  $ 1,616
     -----------------------------------------------------  -------  -------


      The Company and its US insurance affiliates have available capital loss carryforwards of $83,500 which will expire in 1999.


8.   BONDS PAYABLE

      Bonds payable represent 8 1/4% Mortgage-backed US Dollar Bonds due March 1, 1997 which are collateralized by annuities disclosed in note 5 above. The bonds were repaid on March 1, 1997.


9.   SURPLUS NOTE

      The Company has an outstanding surplus debenture in the amount of $8,500 plus interest at 6.7% issued on December 31, 1995 to ManUSA which matures on December 31, 2005. Payments of principal and interest cannot be made without prior approval of the Insurance Commissioner of the State of Michigan and the Company's Board of Directors, and to the extent the Company has sufficient unassigned surplus on a statutory basis available for such payment.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA


10.  CAPITAL AND SURPLUS

      The Company has two classes of capital stock, as follows:


AS AT DECEMBER 31:
($ thousands)                                        1996          1995
-----------------------------------------     -----------    -----------
AUTHORIZED:
5,000,000 Common shares, Par value $1.00
5,000,000 Preferred shares, Par value $100.00
ISSUED AND OUTSTANDING:
4,501,860 Common shares                       $ 4,501,860   $ 4,501,859
105,000 Preferred shares                       10,500,000    10,500,000
-----------------------------------------     -----------   -----------
TOTAL                                         $15,001,860   $15,001,859
-----------------------------------------     -----------   -----------

      During the year, the Company issued one common share to its Parent Company in return for a capital contribution of $15,000.

      During 1995, the Company issued two common shares to its Parent Company in return for a capital contribution of $12,570.

      During 1994, the Company issued one common share to its Parent Company in return for a capital contribution of $20,000.

      The Company is subject to statutory limitations on the payment of dividends to its Parent. Under Michigan Insurance Law, the payment of dividends to shareholders is restricted to the surplus earnings of the Company, unless prior approval is obtained from the Michigan Insurance Bureau.

      The aggregate statutory capital and surplus of the Company at December 31, 1996 was $76,202 (1995 $56,298). The aggregate statutory net loss of the Company for the year ended 1996 was $15,961 (1995 $13,705; 1994 $19,660). State regulatory authorities prescribe statutory accounting practices that differ in certain respects from generally accepted accounting principles followed by stock life insurance companies. The significant differences relate to investments, deferred acquisition costs, deferred income taxes, non-admitted asset balances and reserve calculation assumptions.


11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying values and the estimated fair values of certain of the Company's financial instruments at December 31, 1996 were as follows:


($ thousands)                         CARRYING VALUE  FAIR VALUE
------------------------------------  --------------  ----------
ASSETS:
Fixed maturity and equity securities      $   73,280   $  73,280
Mortgage loans                                   645         645
Policy loans                                   9,822       9,822
Guaranteed annuity contract                  171,691     171,691
LIABILITIES:
Bond payable                                 158,760     158,760
Surplus note                                   8,500       8,266

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA


      The following methods and assumptions were used to estimate the fair values of the above financial instruments:

      FIXED MATURITY AND EQUITY SECURITIES: Fair values of fixed maturity and equity securities were based on quoted market prices, where available. Fair values were estimated using values obtained from independent pricing services.

      MORTGAGE LOANS: Fair value of mortgage loans was estimated using discounted cash flows using contractual maturities and discount rates that were based on U.S. Treasury rates for similar maturity ranges, adjusted for risk, based on property type.

      POLICY LOANS:  Carrying values approximate fair values.

      GUARANTEED ANNUITY CONTRACT. Carrying values approximate fair values.

      BOND PAYABLE:  Carrying values approximate fair values.

     SURPLUS NOTE: Fair value was estimated using current interest rates that were based on U.S. Treasuries for similar maturity ranges.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA


12.  RELATED  PARTY TRANSACTIONS

      The Company has a formal service agreement with Manulife Financial which can be terminated by either party upon two months' notice. Under the Agreement, the Company will pay direct operating expenses incurred each year by Manulife Financial on its behalf. Services provided under the agreement include legal, actuarial, investment, data processing and certain other administrative services. Costs incurred under this agreement were $26,982, $23,210 and $21,326 in 1996, 1995 and 1994 respectively. In addition, there were $6,934, $5,052 and $7,795 of agents bonuses allocated to the Company during 1996, 1995 and 1994, respectively, which are included in commissions.

      The Company has several reinsurance agreements with affiliated companies which may be terminated upon the specified notice by either party. These agreements are summarized as follows:

      (a) The Company assumes two blocks of insurance from ManUSA under coinsurance treaties. The Company's risk is limited to $100,000 of initial face amount per claim plus a pro-rata share of any increase in face amount.

      (b) The Company cedes the risk in excess of $25,000 per life to MRC under the terms of an automatic reinsurance agreement

      (c) The Company cedes a substantial portion of its risk on its Flexible Premium Variable Life policies to MRC under the terms of a stop loss reinsurance agreement.

      Selected amounts relating to the above treaties reflected in the financial statements are as follows:


           FOR THE YEARS ENDED DECEMBER 31
           ($thousands)                          1996     1995     1994
           ---------------------------------  -------  -------  -------

           Life and annuity premiums assumed  $   676  $ 5,959  $25,386
           Policy reserves assumed             44,497   47,386   47,673
           Policy reserves ceded                  304    3,838    3,806
           ---------------------------------  -------  -------  -------


      The Company markets variable life insurance and variable annuity products through Separate Accounts which use NASL Series Trust as its investment vehicle. The NASL Series Trust is an entity sponsored by an affiliated company, North American Security Life Insurance Company.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA


13. REINSURANCE

      In the normal course of business, the Company assumes and cedes reinsurance as a party to several reinsurance treaties with major unrelated insurance companies. The Company remains liable for amounts ceded in the event that reinsurers do not meet their obligations.

      The effects of reinsurance on premiums were as follows:


             FOR THE YEARS ENDED DECEMBER 31
             ($thousands)                       1996   1995    1994
             -------------------------------  -------  ------  -----
             Direct premiums                  $12,998  $9,809  $2,380
             Reinsurance assumed                    -       -       -
             Reinsurance ceded                    776     475     188
             -------------------------------  -------  ------  ------
             TOTAL PREMIUMS                   $12,222  $9,334  $2,192
             -------------------------------  -------  ------  ------


      Reinsurance recoveries on ceded reinsurance contracts were $357, $170 and $57 during 1996, 1995 and 1994 respectively.


14. FOREIGN OPERATIONS

      The Company markets traditional life insurance products in Taiwan through its Taiwanese Branch. The carrying amount of net assets located in Taiwan as at December 31, 1996 and 1995 was $15,080 and $1,125 respectively.

      The income (loss) before taxes related to the Taiwan and U.S. business was as follows:


          FOR THE YEARS ENDED DECEMBER 31
          ($thousands)                          1996     1995     1994
          -------------------------------  ---------  -------   -------
          Taiwan                           $(17,530)  $(9,332)  $(3,763)
          U.S.                                9,123     2,486    (2,963)
          -------------------------------  ---------  --------  --------
          TOTAL                            $ (8,407)  $(6,846)  $(6,726)
          -------------------------------  ---------  --------  --------



15. CONTINGENCIES

      The Company is subject to various lawsuits that have arisen in the course of its business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position of the Company.

                                FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT AUDITORS
ON FINANCIAL STATEMENT SCHEDULES


THE BOARD OF DIRECTORS
THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA



We have audited the financial statements of The Manufacturers Life Insurance Company of America as of December 31, 1996 and 1995 and 1994 and for each of the three years in the period ended December 31, 1996 and have issued our report thereon dated March 21, 1997 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in this Annual Report on Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



PHILADELPHIA, PENNSYLVANIA                             Ernst & Young LLP
MARCH 21, 1997

                        THE MANUFACTURERS LIFE INSURANCE
                               COMPANY OF AMERICA
                     SCHEDULE I  --  SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31,1996
                                 ($ THOUSANDS)

                                                                  AMOUNT
                                                    FAIR       SHOWN IN THE
TYPE OF INVESTMENT                     COST         VALUE     BALANCE SHEET
-----------------------------------  ---------    ---------  -------------
Fixed maturities:
United States Government               $ 9,219      $ 9,507       $  9,507
Foreign Governments                      9,227        9,440          9,440
Corporate                               32,010       32,761         32,761
-----------------------------------  ---------    ---------  -------------
Total fixed maturities                  50,456       51,708         51,708

Equity Securities:
Common stocks - other                   19,450       21,572         21,572
Mortgage loans                             645                         645
Policy loans                             9,822                       9,822
Cash and short term investments         17,493                      17,493
-----------------------------------  ---------    ---------  -------------
Total Investments                      $97,866      $73,280       $101,240
===================================  =========    =========  =============


              THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA
             SCHEDULE III  --  SUPPLEMENTARY INSURANCE INFORMATION
                                 ($ THOUSANDS)

                                               FUTURE
                                               POLICY
                                              BENEFITS                                                    BENEFITS, CLAIMS
                                DEFERRED   LOSSES, CLAIMS             OTHER POLICY                 NET      LOSSES, AND      OTHER
                              ACQUISITION        AND       UNEARNED    CLAIMS AND      PREMIUM  INVESTMENT  SETTLEMENT     OPERATING
SEGMENT                          COSTS     LOSS EXPENSES   PREMIUMS  BENEFITS PAYABLE  REVENUE    INCOME      EXPENSES     EXPENSES
----------------------------  --------       --------       -----        -----        --------    --------      --------   --------
1996:
Life Insurance and annuities  $102,610        $91,915        $635         $379         $12,898      $6,141       $14,473    $52,067
Other (incl. non-life
subsidiaries)                        -              -           -            -               -      13,510             -      6,185
----------------------------  --------       --------       -----        -----        --------    --------      --------   --------
TOTAL                         $102,610        $91,915        $635         $379         $12,898     $19,651       $14,473    $58,252
============================  ========       ========       =====        =====        ========    ========      ========   ========
1995:
Life Insurance and annuities   $78,829        $86,129        $642         $582         $15,293      $5,841       $16,905    $37,151
Other (incl. non-life
subsidiaries)                        -              -           -            -               -      12,888             -      4,787
----------------------------  --------       --------       -----        -----        --------    --------      --------   --------
TOTAL                          $78,829        $86,129        $642         $582         $15,293     $18,729       $16,905    $41,938
============================  ========       ========       =====        =====        ========    ========      ========   ========
1994:
Life Insurance and annuities   $60,124        $72,623        $427          $95         $27,578      $3,588       $28,768    $25,108
Other (incl. non-life
subsidiaries)                        -              -           -            -               -      14,103             -      3,499
----------------------------  --------       --------       -----        -----        --------    --------      --------   --------
TOTAL                          $60,124        $72,623        $427          $95         $27,578     $17,691       $28,768    $28,607
============================  ========       ========       =====        =====        ========    ========      ========   ========

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA
                          SCHEDULE IV  --  REINSURANCE
                                 ($ THOUSANDS)

             COL.A                           COL. B          COL. C            COL. D            COL. E           COL. F
                                                            CEDED TO           ASSUMED                        PERCENTAGE OF
                                             GROSS            OTHER           FROM OTHER          NET            AMOUNT
                                             AMOUNT         COMPANIES         COMPANIES          AMOUNT       ASSUMED TO NET
------------------------------------------   -----------    ------------      -----------      -----------   ---------------
Year ended December 31, 1996:
Life insurance in force                       $7,700,816        $552,986          $98,741       $7,246,571         1.36%
==========================================   ===========    ============      ===========      ===========   ===============
Insurance premiums:
Life                                             $12,998            $776             $676          $12,898         5.24%
==========================================   ===========    ============      ===========      ===========   ===============
Year ended December 31, 1995:
Life insurance in force                       $5,140,950        $147,818          $97,908       $5,091,040         1.92%
==========================================   ===========    ============      ===========      ===========   ===============
                                                                                           .
Insurance premiums:
Life                                              $9,809            $475           $5,959          $15,293        38.97%
==========================================   ===========    ============      ===========      ===========   ===============
Year ended December 31, 1994:
Life insurance in force                       $4,628,330        $287,659         $102,918       $4,443,589         2.32%
==========================================   ===========    ============      ===========      ===========   ===============
Insurance premiums:
Life                                              $2,380            $188          $25,386          $27,578        92.05%
==========================================   ===========    ============      ===========      ===========   ===============

Item 9.  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            Nothing to Report




                                    PART III

Item 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The directors and executive officers of the Company (sometimes referred to herein as "Manufacturers Life of America"), together with their principal occupations during the past five years, are as follows:


                    Position with
Name (Age)          Manufacturers Life  Principal
                    of America          Occupation

Sandra M. Cotter    Director            Attorney -- 1989-present,
      (34)          (since December     Dykema, Gossett
                    1992)

James D. Gallagher  Director,           Vice President, Secretary and
      (42)          Secretary and       General Counsel -- January 1997-
                    General Counsel     present, ManUSA; Vice President,
                                        Legal Services U.S. Operations --
                                        January 1996-present,
                                        The Manufacturers Life
                                        Insurance Company; Vice
                                        President, secretary and General Counsel
                                        -- 1994- present, North American
                                        Security Life; Vice President and
                                        Associate General Counsel-- 1991-1994,
                                        The Prudential Insurance Company of
                                        America


Bruce Gordon        Director            Vice President, U.S. Operations
    (53)            (Since May 1996)    --Pensions -- 1990-present,
                                        The Manufacturers Life
                                        Insurance Company

Donald A. Guloien   President and       Senior Vice President, Business
    (40)            Director            Development -- 1994-to present,
                    (since September    The Manufacturers Life
                    1990)               Insurance Company; Vice
                                        President, U.S.  Individual Business --
                                        1990-1994 The Manufacturers Life
                                        Insurance Company Mr. Guloien is also a
                                        director of Manulife Series Fund, Inc.

Theodore Kilkuskie  Director            Vice President, U.S. Individual
     (41)                               Insurance -- January 1997-present,
                                        ManUSA; Vice President, U.S. Individual
                                        Insurance -- June 1995-present,
                                        The Manufacturers Life Insurance
                                        Company; Executive Vice President,
                                        Mutual Funds -- January 1995-May 1995,
                                        State Street Research; Vice President,
                                        Mutual Funds -- 1987-1994, Metropolitan
                                        Life Insurance Company

Joseph J. Pietroski  Director           Senior Vice President,
     (58)            (since July 1982)  General Counsel and Corporate
                                        Secretary -- 1988-present, The
                                        Manufacturers Life Insurance Company

John D. Richardson   Chairman and       Senior Vice President, and
     (59)            Director           General Manager, U.S.
                     (since January     Operations -- 1995-present,
                     1995)              The Manufacturers Life
                                        Insurance Company; Senior Vice
                                        President and General Manager, Canadian
                                        Operations -- 1992-1994, The
                                        Manufacturers Life Insurance Company;
                                        Senior Vice President, Financial
                                        Services -- 1992, The Manufacturers Life
                                        Insurance Company; Executive Vice
                                        Chairman & CFO -- 1989-1991, Canada
                                        Trust

John R. Ostler      Vice President,     Financial Vice President -
     (44)           Chief Actuary       1992-present, The Manu-
                    and Treasurer       facturers Life Insurance Company;
                                        Vice President, Insurance Products -
                                        1990- 1992, The Manufacturers Life
                                        Insurance Company

Douglas H. Myers    Vice President,     Assistant Vice President and
     (42)           Finance and         Controller, U.S. Operations
                    Compliance,         -- 1988-present, The Manu-
                    Controller          facturers Life Insurance Company

Joseph Mounsey      Senior Vice         Senior Vice President, Investments --
     (48)           President           1994-present, The Manufacturers Life
                                        Insurance Company; Senior Vice
                                        President, International Investments
                                        1991-1994, The Manufacturers Life
                                        Insurance Company

Victor Apps         Senior Vice         Senior Vice President and
     (48)           President and       General Manager, Greater China Division
                    General Manager     -- 1995-present, The Manufacturers Life
                                        Insurance Company; Vice President and
                                        General Manager, Greater China Division
                                        -- 1993-1995, The Manufacturers Life
                                        Insurance Company; International
                                        Vice President, Asia Pacific Division
                                        -- 1988-1993, The Manufacturers Life
                                        Insurance Company

Robert A. Cook      Vice President      Vice President, Product Management --
     (42)                               1996-present, The Manufacturers Life
                                        Insurance Company; Sales and Marketing
                                        Director, U.K. Division -- 1994-1995,
                                        The Manufacturers Life Insurance
                                        Company; Vice President, Corporate
                                        Strategic Review -- 1992-1993, The
                                        Manufacturers Life Insurance Company


Item 11  -    EXECUTIVE COMPENSATION

All of the executive officers of the Company also serve as officers of Manufacturers Life and receive no compensation directly from the Company. Allocations have been made as to such officers' time devoted to duties as executive officers of the Company and its subsidiaries. The aggregate allocated cash compensation of the president of the Company for services rendered in all capacities to the Company and its subsidiaries during 1996 was $19,666. This consisted of salary ($12,684), profit-sharing ($5,460), flexible spending benefits ($1,522) and incentive plans (not eligible). No executive officer had allocated cash compensation in excess of $100,000. These figures include salary, applicable profit-sharing and incentive plans and flexible spending benefits.

In   addition to cash compensation, all officers are entitled to a standard benefit package including medical, health and pension. There are no other benefit packages which currently enhance overall compensation by more than 10%.

Directors of the Company who are also officers or employees of Manufacturers Life or its affiliates receive no compensation in addition to their compensation as officers or employees of Manufacturers Life or its affiliates. Directors who are not also officers or employees will receive compensation as set by the Board. No shares of the Company are owned by any executive officer or director.

Executive officers participate in certain plans sponsored by Manufacturers Life. A short-term profit sharing plan is in place for all employees of Manufacturers Life and its subsidiaries at "director" level and above. Pay-outs under the short-term profit sharing plan are based on a percentage of salary and the employee's level in the organization. Manufacturers Life also maintains a Long Term Incentive Plan for officers of Manufacturers Life who have attained the title of Vice-President. Benefits are directly linked to long-term growth as measured by changes in Manufacturers Life's surplus.

Manufacturers Life maintains a defined benefit pension plan for the benefit of all Canadian Staff which vests at two years of service. Benefit pay-out is a function of years of service and salary including all contractual incentive compensation.


Pay-outs under this program are regulated by the various provincial benefit acts and Section 248 of the Income Tax Act (Canada).

The maximum yearly pension benefit as permitted by Section 248 of the Income Tax Act (Canada) is $1,266 per year of service. There are no years of service restrictions limiting overall pay-outs under this section. The maximum yearly benefit is currently earned at a salary of $72,419. The yearly allowable benefit will be indexed commencing 1999 based on increases in average industrial wages.

All executive officers of the Company currently accrue maximum yearly benefits under this plan.

In addition there is a supplemental pension arrangement available to officers of Manufacturers Life who have attained the title of Vice President. This is an unfunded, non-qualified arrangement intended to provide additional pension income consistent with the executive's pre-retirement income.

Combined pension benefits at age 65 under these arrangements is as follows:


                                Years of Service
           Remuneration*      15       20       25       30       35
                          -------  -------  -------  -------  -------

               $125,000    24,879   33,172   41,465   49,758   58,052
                150,000    30,394   40,525   50,657   60,788   70,919
                200,000    41,423   55,231   69,039   82,847   96,655
                250,000    52,453   69,937   87,422  104,906  122,390
                300,000    63,482   84,643  105,804  126,965  148,126
                400,000    85,541  114,055  142,569  171,083  199,597
                500,000   107,600  143,467  179,334  215,201  251,068
                600,000   129,659  172,879  216,099  259,319  302,539
                700,000   151,718  202,291  252,864  303,437  354,010
                800,000   173,777  231,703  289,629  347,555  405,481
                900,000   195,836  261,115  326,394  391,673  456,952
              1,000,000   217,895  290,527  363,159  435,791  508,423

*Remuneration table is based on a 100% time allocation to Manufacturers Life of America.


Normal retirement age is 65. Pay-out is annuity based with either single life with a ten year guarantee or joint life with a five year guarantee.


Donald Guloien, President and Chief Operating Officer, has 15 years and 9 months of credited service.

Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT




(a)               Name & Address        Amount & Nature       Percent
     Title of     of Beneficial          of Beneficial          of
      Class           Owner                Ownership          Class
     -----------  --------------------  -------------------  -----------

     Common       Manulife Reinsurance  4,501,860 shares     100%
                  Corporation


     Preferred    Manulife Reinsurance  105,000              100%
                  Corporation


(b)  Nothing to report.

(c)  Nothing to report.





Item 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Certain officers and/or directors of The Manufacturers Life Insurance Company of America are also officers and/or directors of ManEquity, Inc., an affiliated broker/dealer. ManEquity received, in 1996, compensation for the sale of variable products issued by The Manufacturers Life Insurance company of America in the amount of $21,492,659. Similar payments will be received in 1997.


     Legal fees were paid to the firm of Dykema Gossett during the Company's last fiscal year. A director of the Company is associated with that firm; however, legal fees so paid did not exceed 5% of Dykema Gossett's consolidated gross revenues during its last full fiscal year.

                                    PART IV




Item 14.  -  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS
             ON FORM 8-K.



(a) Financial Statements and Exhibits

(1) The following financial statements of the Registrant are filed as part of this report:

a.   Report of Independent Auditors dated March 21, 1997.

b.   Balance Sheets at December 31, 1996 and 1995.

c.   Statements of Income for the Years ended December 31, 1996, 1995 and 1994.

d. Statements of Changes in Capital and Surplus for the Years ended December 31, 1996, 1995 and 1994.

e.   Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and
     1994.

f.   Notes to Financial Statement - December 31, 1996.


(2)  Financial Statement Schedules:

a. Report of Independent Auditors dated March 21, 1997 on financial statement schedules.

b.   Schedule I - Summary of Investments - other than Investment in Related
     Parties.

c.   Schedule III - Supplemental Insurance Information.

d.   Schedule IV - Reinsurance.

All other schedules are omitted because they are not required or the required information is shown in the financial statements as notes thereto.

(b). The following exhibits are filed as part of this report by incorporation by reference as indicated below.


                                                      PAGE IN SEQUENTIAL
                                                       NUMBERING SYSTEM
                                                         WHERE EXHIBIT
EXHIBIT NO.          DESCRIPTION                           LOCATED
-----------          -----------                      -------------------
(1)                                             Not applicable

(2)            None

(3)(a)(i)      Articles of Incorporation        Incorporated by reference of
               The Manufacturers Life           to Exhibit (6)(a)(i) to
               Insurance Company of             the Registration Statement
               America                          on Form N-4 filed by The
                                                Manufacturers Life
                                                Insurance Company of
                                                America on January 13,
                                                1993 (File No. 33-57018).


(3)(a)(ii)      By-Laws of The Manufacturers    Incorporated by reference
                Life Insurance Company of       to Exhibit (6)(b)(i) to
                America                         the Registration Statement
                                                On Form N-4 filed by The
                                                Manufacturers Life Insurance
                                                Company of America on January
                                                13, 1993 (File No. 33-57018).


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



                                                      PAGE IN SEQUENTIAL
                                                       NUMBERING SYSTEM
                                                         WHERE EXHIBIT
EXHIBIT NO.          DESCRIPTION                           LOCATED
-----------          -----------                      -------------------

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

                                                      PAGE IN SEQUENTIAL
                                                       NUMBERING SYSTEM
                                                         WHERE EXHIBIT
EXHIBIT NO.          DESCRIPTION                           LOCATED
-----------          -----------                      -------------------

(10)(b)(ii)     Amendment to Service            Incorporated by reference
                Agreement                       to Exhibit (8)(b)
                                                to the registration statement
                                                on Form N-4 filed by The
                                                Manufacturers Life Insurance
                                                Company of America on January
                                                13, 1993 (File No. 33-57018).

(10)(b)(iii)    Second Amendment to             Incorporated by reference
                Service Agreement               to Exhibit (10)(b)(iii)
                                                to the registration statement
                                                on Form N-4 filed by The
                                                Manufacturers Life Insurance
                                                Company of America on April 29,
                                                1994 (File No. 33-57018).


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


                                                      PAGE IN SEQUENTIAL
                                                       NUMBERING SYSTEM
                                                         WHERE EXHIBIT
EXHIBIT NO.          DESCRIPTION                           LOCATED
-----------          -----------                      -------------------

(11)            None


(12)                                            Not Applicable


(13)                                            Not Applicable


(14)                                            Not Applicable


(15)            None


(16)                                            Not Applicable


(17)                                            Not Applicable


(18)            None


(19)            None


(20)                                            Not Applicable


(21)                                            Not Applicable


(22)            None



(23)(a)         None

(23)(b)         None


                                                      PAGE IN SEQUENTIAL
                                                       NUMBERING SYSTEM
                                                         WHERE EXHIBIT
EXHIBIT NO.          DESCRIPTION                           LOCATED
-----------          -----------                      -------------------

(23)(c)         None


(24)            Power of Attorney               Incorporated by reference to
                                                Exhibit 12 to the post-
                                                effective amendment No. 10 to
                                                the registration statement on
                                                Form S-6 filed by The
                                                Manufacturers Life Insurance
                                                Company of America on February
                                                28, 1997 (File No. 33-52310)

(25)                                            Not Applicable

(26)                                            Not Applicable


(27)            Financial Data Schedule


(28)                                            Not Applicable



(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No Annual Report covering the Registrant's last fiscal year or proxy material has been or will be sent to Registrant's security holders.

                                   SIGNATURES

     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                THE MANUFACTURERS LIFE INSURANCE
                                                COMPANY OF AMERICA
                                                (Registrant)


March ___, 1997                                     /s/ Donald A. Guloien
_______________________________________        By:______________________________
            Date                                  DONALD A. GULOIEN
                                                  President & Director
                                                  (Principal Executive Officer)



Attest
/s/  James D. Gallagher
_______________________________________
JAMES D. GALLAGHER
Secretary

                                   SIGNATURES

     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                THE MANUFACTURERS LIFE INSURANCE
                                                COMPANY OF AMERICA
                                                _______________________________
                                                (Registrant)


        March   , 1997                          By:    /s/ Donald A. Guloien
________________________________                   ____________________________
            Date                                   DONALD A. GULOIEN
                                                   President & Director
                                                   (Principal Executive Officer)


Attest

   /s/  James D. Gallagher
________________________________

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities indicated on this ____ day of March, 1997.

Signature                               Title
----------                              ------


      *
________________________________        Chairman and Director
JOHN D. RICHARDSON


      *
________________________________        President and Director
DONALD A. GULOIEN                       (Principal Executive Officer)


      *
________________________________        Director
SANDRA M. COTTER


/s/  James D. Gallagher
________________________________        Director
JAMES D. GALLAGHER


      *
________________________________        Director
BRUCE GORDON

      *
________________________________        Director
JOSEPH J. PIETROSKI

      *
________________________________        Director
THEODORE KILKUSKIE, JR.

      *
________________________________        Vice President, Finance
DOUGLAS H. MYERS                        (Principal Financial and
                                        Accounting Officer)



*/s/ James D. Gallagher
________________________________
JAMES D. GALLAGHER
Pursuant to Power of Attorney
