Form 10-Q
period 1997-03-31
MANUFACTURERS LIFE INSURANCE CO OF AMERICA
filed 1997-05-15
CIK 895998

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                           QUARTERLY REPORT PURSUANT
                         TO SECTION 13 OR 15(d) OF THE
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997



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

                            __X___ Yes      _____ No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's sole class of common stock, as of December 31, 1996 is 4,501,860.

                        PART I  - FINANCIAL INFORMATION

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


CORPORATE STRUCTURE

The Company is a U.S. direct wholly-owned subsidiary of The Manufacturers Life Insurance Company (U.S.A.), which in turn is a direct wholly-owned subsidiary of the Manulife Reinsurance Corporation (U.S.A.) ("MRC"). MRC is an indirectly wholly-owned subsidiary of The Manufacturers Life Insurance Company ("Manufacturers Life"), a Canadian mutual insurance company. Manufacturers Life, with consolidated assets under management at December 31, 1996 of $68.6 billion ($Can), actively operates in thirteen countries worldwide. Manufacturers Life has been doing business in the United States since 1903.

REVIEW OF CONSOLIDATED OPERATING RESULTS AND CONSOLIDATED FINANCIAL CONDITION


The discussion that follows focuses on the results for the three months ended March 31, 1997 compared to the results for the three months ended March 31, 1996.


PREMIUMS

Premiums decreased to $2.0 million in the first quarter of 1997, compared to $4.6 million in the previous year. This is due to slower sales of individual insurance in the Taiwan branch operations.


FEE INCOME

Fee income increased to $10.5 million in the first quarter of 1997, compared to $8.0 million in the previous year. This reflects higher fees on the growing block of universal life business.


NET INVESTMENT INCOME

Net investment income was $3.3 million in the first quarter of 1997, compared to $5.7 million in the same period of 1996. This is a result of lower stock market gains in the first quarter of 1997 compared to the same period in 1996, and the repayment of the Manufacturers Life Mortgage Securities Corporation ("MLMSC") bonds on March 1, 1997, which resulted in lower assets and therefore lower investment income.


REALIZED CAPITAL GAINS

Realized gains in the first quarter of 1997 were $0.2 million compared to $0.1 million in the same period of 1996. The Company does not actively trade assets for capital gains.


POLICYHOLDER BENEFITS

Policyholder benefits were $2.7 million in the first quarter of 1997, compared to $4.9 million in the first quarter of 1996. The decrease is primarily due to lower increases in policyholder liabilities in Taiwan, due to lower sales and higher lapses.


NET INCOME

The loss in the first quarter of 1997 was $1.9 million, compared to a loss of
$1.4 million in the same period of 1996.   The increase is primarily due to
reduced premium income and net investment income described above.


ASSETS

Separate account assets were $684 million at the end of the first quarter of 1997, compared to $668 million at the end of 1996. This growth reflects net cash transfers to the separate accounts of $31.3 million less $15.6 million due to negative investment performance of the underlying investment funds.

General account assets were $243 million at the end of the first quarter of 1997, compared to $395 million at the end of 1996. This decrease was primarily due to the repayment on March 1, 1997 of the mortgage backed bonds in MLMSC in the amount of $159 million. The increase in cash and short-term investments at the end of the first quarter of 1997 reflects the net cash proceeds remaining in MLMSC after repayment of the mortgage backed bonds.

LIABILITIES

The Company's separate account liabilities increased $15.7 million. Separate Account liabilities move in tandem with changes in Separate Account assets.

The repayment of the mortgage backed bonds in MLMSC on March 1, 1997 also decreased general fund liabilities by $159 million.

     THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED BALANCE SHEETS


                                                                       AS AT        AS AT
                                                                      MARCH 31    DECEMBER 31
ASSETS  ($thousands)                                                   1997         1996
--------------------------------------------------------------------------------------------
                                                                    (UNAUDITED)
Investments:
Securities available-for-sale, at fair value:
       Fixed maturity (amortized cost: 1997 $51,027; 1996 $50,456)      $50,536      $51,708
       Equity (cost: 1997 $18,413; 1996 $19,450)                         20,220       21,572
Mortgage loans                                                              624          645
Policy loans                                                             10,794        9,822
Cash and short-term investments                                          31,578       17,493
--------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                      $113,752     $101,240
============================================================================================
Guaranteed annuity contracts                                                  -      171,691
Deferred acquisition costs                                              106,608      102,610
Income taxes recoverable                                                 11,564       10,549
Deferred income taxes                                                     1,776        1,041
Other assets                                                              8,910        7,378
Separate account assets                                                 683,773      668,094
--------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $926,383   $1,062,603
============================================================================================
LIABILITIES, CAPITAL AND SURPLUS ($thousands)                              1997         1996
--------------------------------------------------------------------------------------------
Liabilities:
Policyholder liabilities and accruals                                   $94,147      $91,915
Bonds payable                                                                 -      158,760
Surplus note                                                              8,500        8,500
Due to affiliates                                                        17,299       11,122
Other liabilities                                                         8,575        7,582
Separate account liabilities                                            683,773      668,094
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                      $812,294     $945,973
============================================================================================
Capital and Surplus:
Common shares                                                             4,502        4,502
Preferred shares                                                         10,500       10,500
Contributed surplus                                                      98,569       98,569
Retained earnings (deficit)                                               (193)        1,726
Net unrealized gain on securities
      available-for-sale                                                    711        1,333
--------------------------------------------------------------------------------------------
TOTAL CAPITAL AND SURPLUS                                               114,089      116,630
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES, CAPITAL AND SURPLUS                                 $926,383   $1,062,603
============================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


FOR THE THREE MONTHS ENDED MARCH 31
($ thousands)                                   1997      1996
--------------------------------------------------------------
REVENUE:
Premiums                                      $1,955    $4,635
Fee income                                    10,503     8,048
Net investment income                          3,282     5,749
Realized investment gains                        166        57
Other                                            323     1,034
--------------------------------------------------------------
TOTAL REVENUE                                $16,229   $19,523
--------------------------------------------------------------
BENEFITS AND EXPENSES:
Policyholder benefits and claims              $2,747    $4,863
Operating costs and expenses                   8,526     9,373
Commissions                                    1,333     1,583
Amortization of deferred acquisition costs     3,600     2,325
Interest expense                               2,156     3,046
Policyholder dividends                           822       344
--------------------------------------------------------------
TOTAL BENEFITS AND EXPENSES                  $19,184   $21,534
--------------------------------------------------------------
LOSS BEFORE INCOME TAXES                     (2,955)   (2,011)
--------------------------------------------------------------
INCOME TAX BENEFIT                             1,036       583
--------------------------------------------------------------
NET LOSS                                    $(1,919)  $(1,428)
--------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL AND SURPLUS (UNAUDITED)

                                                                                   NET UNREALIZED
                                                                       RETAINED   GAINS (LOSSES) ON    TOTAL
FOR THE THREE MONTHS ENDED MARCH 31, 1997       CAPITAL   CONTRIBUTED  EARNINGS       SECURITIES      CAPITAL
($thousands)                                     STOCK      SURPLUS    (DEFICIT)  AVAILABLE-FOR-SALE  AND SURPLUS
-----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                     $15,002    $98,569      $1,726     $1,333              $116,630
Net loss during the period                                             (1,919)                          (1,919)
Change in unrealized gain(loss) ,net of taxes                                       (622)                 (622)
-----------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                        $15,002    $98,569       $(193)      $711              $114,089
=================================================================================================================

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


FOR THE THREE MONTHS ENDED MARCH 31
($thousands)                                                                      1997      1996
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net loss                                                                      $(1,919)  $(1,428)
Adjustments to reconcile net loss to net cash used in operating activities:
   Additions to policy liabilities                                                 841     1,636
   Deferred acquisition costs                                                  (7,598)  (11,683)
   Amortization of deferred acquisition costs                                    3,600     2,325
   Realized gain on investments                                                  (166)      (57)
   Decreases (additions) to deferred income taxes                                (735)       665
   Other                                                                         6,141    13,461
------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          164     4,919
------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Fixed maturity securities sold                                                  36,832    22,688
Fixed maturity securities purchased                                           (36,094)  (25,490)
Equities sold                                                                    2,091     2,850
Equities purchased                                                             (2,237)     (675)
Mortgage loans repaid                                                             (21)   (1,978)
Policy loans advanced, net                                                       (972)     (531)
Guaranteed annuity contracts                                                   171,691   (1,739)
------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                                171,290   (4,875)
------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Receipts from variable life and annuity policies
   credited to policyholder account balances                                     1,960     1,624
Withdrawals of policyholder account balances on
   variable life and annuity policies                                            (569)   (1,217)
Issuance of shares                                                                   -    15,000
Repayment of bonds payable                                                   (158,760)  (10,271)
------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                              (157,369)     5,136
------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS:
Increase during the period                                                      14,085     5,180
Balance, beginning of year                                                      17,493    17,881
------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                         $31,578   $23,061
================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


1.   ORGANIZATION

      The Manufacturers Life Insurance Company of America ("ManAmerica" or the "Company") is a wholly-owned subsidiary of The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA" or the "Parent"), which is in turn an indirect wholly-owned subsidiary of The Manufacturers Life Insurance Company ("Manulife Financial"), a Canadian-based mutual life insurance company. The Company markets variable annuity and variable life products in the United States and traditional insurance products in Taiwan.



2.   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of The Manufacturers Life Insurance Company of America and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in ManAmerica's annual report on Form 10-K for the year ended December 31, 1996. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997.


3.   GUARANTEED ANNUITY CONTRACTS AND BONDS PAYABLE

      The Company's wholly-owned subsidiary, Manufacturers Life Mortgage Securities Corporation, has historically invested amounts received as repayments of mortgage loans in annuities issued by ManUSA. These annuities were collateral for the 8 1/4 % mortgage-backed bonds payable. On March 1, 1997 the annuities matured and the proceeds were used to repay the bonds payable.

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

(1)                                    Not applicable

(2)            None

(3)(a)(i)      Restated Articles of    Filed as Exhibit 3
               Redomestication of The  (A)(i) to Post-
               Manufacturers Life      Effective Amendment
               Insurance Company of    No. 6 on Form S-1
               America**               filed by The
                                       Manufacturers Life
                                       Insurance Company of
                                       America on December
                                       9, 1996 (File No.
                                       33-57020)

(3)(b)(i)      By-Laws of The          Filed as Exhibit 3
               Manufacturers Life      (b)(i) to Post-
               Insurance Company of    Effective Amendment
               America**               No. 6 on Form S-1
                                       filed by The
                                       Manufacturers Life
                                       Insurance Company of
                                       America on December
                                       9, 1996 (File No.
                                       33-57020)

(4)(a)         Form of Multi-Account   Incorporated
               Flexible Variable       reference to Exhibit
                                       (4)(a) to Pre-
                                       Effective Amendment
                                       No. 1 on Form S-1
                                       filed by The
                                       Manufacturers Life
                                       Insurance Company of
                                       America on February
                                       10, 1994 (File No.
                                       33-57020).

(4)(b)(i)      Individual Retirement   Incorporated by
               Annuity Rider           reference to Exhibit
                                       (4)(b)(i) to Pre-
                                       Effective Amendment
                                       No. 1 on Form S-1
                                       filed by The
                                       Manufacturers Life
                                       Insurance Company of
                                       America on February
                                       10, 1994 (File No.
                                       33-57020).

(4)(b)(i)(a)  Trustee-Owned Policies   Incorporated by
              Annuity Rider            reference to  Exhibit
                                       (4)(b)(i)(a)to Pre-
                                       Effective Amendment
                                       No.1 on Form S-1
                                       filed by The
                                       Manufacturers Life
                                       Insurance Company of
                                       America on February 10,1994
                                       (File No. 33-57020).

(4)(b)(ii)    Unisex Endorsement       Incorporated by
                                       reference to Exhibit
                                       (4)(b)(ii) to the
                                       registration state-
                                       ment on Form N-4
                                       filed by The
                                       Manufacturers Life
                                       Insurance Company of
                                       America on January
                                       13, 1993 (File No.
                                       33-57018).

                                     Page in Sequential
                                      Numbering System
                                        Where Exhibit
Exhibit No.   Description                    Located
-----------   -----------             ---------------------


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

(10)(b)(i)    Service Agreement       Incorporated by
              between Manufacturers   reference to Exhibit
              Life of America and     8(a) to the registration
              The Manufacturers       statement on Form N-4
              Life Insurance          filed by The Manufacturers
              Company                 Life Insurance Company of
                                      America on January 13, 1993
                                      (File No.  33-57018).

(10)(b)(ii)   Amendment to Service    Incorporated by
              Agreement               reference to Exhibit (8)(b)
                                      to the registration state-
                                      ment on Form N-4 filed by The
                                      Manufacturers Life Insurance
                                      Company of America on
                                      January 13, 1993
                                      (File No.  33-57018).

(10)(b)(iii)     Second Amendment to       Incorporated by
                 Service Agreement         reference to Exhibit
                                           (10)(b)(iii) to the
                                           registration state-
                                           ment on Form N-4
                                           filed by The
                                           Manufacturers Life
                                           Insurance Company of
                                           America on April 29,
                                           1994 (File No. 33-
                                           57018).

                                            Page in Sequential
                                             Numbering System
                                               Where Exhibit
Exhibit No.            Description                 Located
-----------    -------------------------    --------------------

(10)(b)(iv)    Service Agreement between    Incorporated by
               The Manufacturers Life       reference to Exhibit
               Insurance Company and        (8)(d) to Post-
               ManEquity, Inc. dated        Effective Amendment
               January 2, 1991 as amended   No. 1 statement on
               March 1, 1994                Form N-4 filed by
                                            The Manufacturers
                                            Life Insurance
                                            Company of America
                                            on May 2, 1994 (File
                                            No. 33-57018).

(10)(c)        Specimen Agreement between   Incorporated by
               ManEquity, Inc. and          reference to Exhibit
               registered representatives   (3)(b)(i) to the
                                            registration state-
                                            ment on Form N-4
                                            filed by The
                                            Manufacturers Life
                                            Insurance Company of
                                            America on January
                                            13, 1993 (File No.
                                            33-57018).

(10)(d)        Specimen Agreement between   Incorporated by
               Incorporated by ManEquity,   reference to
               and Dealers                  Exhibit(3)(b)(ii) to
                                            the registration state-
                                            ment on Form N-4
                                            filed by The
                                            Manufacturers Life
                                            Insurance Company of
                                            America on January
                                            13,1993 (File No.
                                            33-57018).

(11)           None

(12)                                        Not Applicable

(13)                                        Not Applicable

(14)                                        Not Applicable

(15)           None

(16)                                        Not Applicable

(17)                                 Not Applicable

(18)           None

                                     Page in Sequential
                                      Numbering System
                                        Where Exhibit
Exhibit No.   Description                  Located
-----------   ------------           ------------------

(19)          None

(20)                                 Not Applicable

(21)                                 Not Applicable

(22)          None

(23)          None

(24)          Power of Attorney**    Filed as Exhibit
                                     (12) to Post-
                                     Effective Amendment
                                     No. 10 on Form S-6
                                     filed by The
                                     Manufacturers Life
                                     Insurance Company of
                                     America on February
                                     28, 1997 (File No.
                                     33-52310)

(25)                                 Not Applicable

(26)                                 Not Applicable

(27)         Financial Data
             Schedule

(28)                                  Not Applicable

** Filed Electronically

Item 6B  -   Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THE MANUFACTURERS LIFE
                                     INSURANCE COMPANY OF AMERICA
                                           (Registrant)



May 14, 1997                         By: /s/ DOUGLAS H. MEYERS
------------                             ---------------------
Date                                     DOUGLAS H. MEYERS
                                         Vice President, Finance
                                         (Principal Financial Officer)



May 14, 1997                         By: /s/ DONALD A. GULOIEN
------------                             ---------------------
Date                                     DONALD A. GULOIEN
                                         President & Director
                                         (Principal Executive Officer)