Form 10-Q
period 1997-06-30
MANUFACTURERS LIFE INSURANCE CO OF AMERICA
filed 1997-08-14
CIK 895998

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                            QUARTERLY REPORT PURSUANT
                          TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's sole class of common stock, as of July 15, 1997 is 4,501,860.

               THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

                          Quarterly Report on Form 10-Q
                       For the period ended June 30, 1997

                                Table of Contents


                                                                                                    Page
                                                                                                    ----
Part I    Financial Information                                                                       3

Item 1.   Financial Statements                                                                        3

          Balance Sheets as of June 30, 1997 and December 31, 1996                                    3

          Statements of Income for the three and six month period ended June 30, 1997 and 1996        4

          Statements of Cash Flows for the six months ended June 30, 1997 and 1996                    5

          Notes to Financial Statements                                                               6

Item 2.   Management Discussion and Analysis of Results of Operations and Financial Condition         7

Part II   Other Information                                                                           9

Item 1    Legal Proceedings                                                                           9

Item 2    Change in Securities                                                                        9

Item 3    Default upon Senior Securities                                                              9

Item 4    Submission of Matters to a vote of Security Holders                                         9

Item 5    Other Information                                                                           9

Item 6A   Exhibits                                                                                    9

Item 6B   Reports on Form 8-K                                                                        13

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED BALANCE SHEETS

                                                                                 As at           As at
                                                                                June 30       December 31
ASSETS  ($ thousands)                                                             1997            1996
                                                                              -----------     -----------
Investments:                                                                  (Unaudited)
Securities available-for-sale, at fair value:
        Fixed maturity (amortized cost: 1997 $38,646; 1996 $50,456)           $    39,306      $   51,708
        Equity (cost: 1997 $18,525; 1996 $19,450)                                  22,206          21,572
Mortgage loans                                                                        602             645
Policy loans                                                                       12,690           9,822
Cash and short-term investments                                                    30,636          17,493
TOTAL INVESTMENTS                                                             $   105,440      $  101,240
Guaranteed annuity contracts                                                         --           171,691
Deferred acquisition costs                                                        110,495         102,610
Income taxes recoverable                                                             --            10,549
Deferred income taxes                                                                 964           1,041
Other assets                                                                       12,194           7,378
Separate account assets                                                           778,594         668,094
TOTAL ASSETS                                                                  $ 1,007,687      $1,062,603

LIABILITIES, CAPITAL AND SURPLUS ($  thousands)                                      1997            1996
Liabilities:
Policyholder liabilities and accruals                                         $    93,909      $   91,915
Bonds payable                                                                        --           158,760
Surplus note                                                                        8,500           8,500
Due to (from) affiliates                                                           (1,250)         11,122
Other liabilities                                                                   9,439           7,582
Separate account liabilities                                                      778,594         668,094
TOTAL LIABILITIES                                                             $   889,192      $  945,973
Capital and Surplus:
Common shares                                                                       4,502           4,502
Preferred shares                                                                   10,500          10,500
Contributed surplus                                                                98,569          98,569
Retained earnings                                                                   2,523           1,726
Net unrealized gain on securities
       available-for-sale                                                           2,401           1,333
TOTAL CAPITAL AND SURPLUS                                                         118,495         116,630
TOTAL LIABILITIES, CAPITAL AND SURPLUS                                        $ 1,007,687      $1,062,603

The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)


                                                 Three Months Ended          Six Months Ended
                                                       June 30                    June 30

($ thousands)                                    1997          1996          1997          1996
-------------------------------------------------------------------------------------------------
REVENUE:
  Premiums                                     $    692      $  4,108      $  2,647      $  8,743
  Fee income                                     12,374         7,275        22,877        15,323
  Net investment income                           3,406         3,373         6,688         9,121
  Realized investment losses                       (371)         (541)         (205)         (484)
  Other                                             343         1,087           666         2,121
-------------------------------------------------------------------------------------------------
TOTAL REVENUE                                  $ 16,444      $ 15,302      $ 32,673      $ 34,824
-------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES:
  Policyholder benefits and claims             $ (1,054)     $  4,871      $  1,693      $  9,734
  Operating costs and expenses                    7,538         6,851        16,064        16,223
  Commissions                                     1,013         1,874         2,346         3,457
  Amortization of deferred acquisition costs      3,724         2,730         7,324         5,055
  Interest expense                                 --           3,331         2,156         6,377
  Policyholder dividends                            411           362         1,233           706
-------------------------------------------------------------------------------------------------
TOTAL BENEFITS AND EXPENSES                    $ 11,632      $ 20,019      $ 30,816      $ 41,552
-------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                 4,812        (4,717)        1,857        (6,728)
-------------------------------------------------------------------------------------------------
INCOME TAX BENEFIT (EXPENSE)                     (2,096)        2,063        (1,060)        2,646
-------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                              $  2,716      $ (2,654)     $    797      $ (4,082)
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                                      Six Months Ended
                                                                                           June 30
($ thousands)                                                                        1997           1996
---------------------------------------------------------------------------------------------------------
Operating Activities:
Net income (loss)                                                                 $     797      $ (4,082)
Adjustments to reconcile net income to net cash used in operating activities:
     Additions (decreases) to policy liabilities                                       (835)        6,438
     Deferred acquisition costs                                                     (15,209)      (20,788)
     Amortization of deferred acquisition costs                                       7,324         5,055
     Realized losses on investments                                                     205           484
     Decreases to deferred income taxes                                                  77         1,929
     Other                                                                           (6,086)        2,734
---------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                               (13,727)       (8,230)
---------------------------------------------------------------------------------------------------------
Investing Activities:
Fixed maturity securities sold                                                       60,461        40,866
Fixed maturity securities purchased                                                 (46,244)      (35,247)
Equities sold                                                                         4,359         5,468
Equities purchased                                                                   (4,555)       (1,615)
Mortgage loans repaid                                                                   (43)        3,128
Policy loans advanced, net                                                           (2,868)       (1,567)
Guaranteed annuity contracts                                                        171,691        (5,883)
---------------------------------------------------------------------------------------------------------
Cash provided by investing activities                                               182,801         5,150
---------------------------------------------------------------------------------------------------------
Financing Activities:
Receipts from variable life and annuity policies
     credited to policyholder account balances                                        4,048         3,191
Withdrawals of policyholder account balances on
     variable life and annuity policies                                              (1,219)       (1,599)
Issuance of shares                                                                     --          15,000
Repayment of bonds payable                                                         (158,760)      (10,303)
---------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                                    (155,931)        6,289
---------------------------------------------------------------------------------------------------------
Cash and Short-Term Investments:
Increase during the period                                                           13,143         3,209
Balance, beginning of year                                                           17,493        17,881
---------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                            $  30,636      $ 21,090
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

               THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)



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



2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of The Manufacturers Life Insurance Company of America and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in ManAmerica's annual report on Form 10-K for the year ended December 31, 1996. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997.


3.       GUARANTEED ANNUITY CONTRACTS AND BONDS PAYABLE

         The Company's wholly-owned subsidiary, Manufacturers Life Mortgage Securities Corporation, has historically invested amounts received as repayments of mortgage loans in annuities issued by ManUSA. These annuities were collateral for the 8 1/4% mortgage-backed bonds payable. On March 1, 1997 the annuities matured and the proceeds were used to repay the bonds payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


REVIEW OF CONSOLIDATED OPERATING RESULTS AND CONSOLIDATED FINANCIAL CONDITION

The discussion that follows focuses on the results for the six months ended June 30, 1997 compared to the results for the six months ended June 30, 1996.


PREMIUMS

Premiums decreased to $2.6 million in the first six months of 1997, compared to $8.7 million in the previous year. This is due to slower sales and higher lapses of individual insurance in the Taiwan branch operations.


FEE INCOME

Fee income increased to $22.9 million in the first half of 1997, compared to $15.3 million in the previous year. This reflects higher fees on the growing block of universal life business.


NET INVESTMENT INCOME

Net investment income was $6.7 million in the first half of 1997, compared to $9.1 million in the same period of 1996. This is a result of lower stock market gains in the first half of 1997 compared to the same period in 1996, and the repayment of the Manufacturers Life Mortgage Securities Corporation ("MLMSC") bonds on March 1, 1997, which resulted in lower assets and therefore lower investment income.


REALIZED CAPITAL GAINS

Realized losses in the first six months of 1997 were $0.2 million compared to losses of $0.5 million in the same period of 1996. The Company does not actively trade assets for capital gains.


POLICYHOLDER BENEFITS

Policyholder benefits were $1.7 million in the first six months of 1997, compared to $9.7 million in the first half of 1996. The decrease is primarily due to lower increases in policyholder general fund liabilities in Taiwan, due to lower sales and higher lapses, and a decrease in policyholder liabilities in the U.S. due to lapses.

NET INCOME

Net income in the first six months of 1997 was $0.8 million, compared to a net loss of $4.1 million in the same period of 1996. This improvement is primarily due to reduced new premium strain and release of reserve strain.


ASSETS

Separate account assets were $779 million at the end of the first six months of 1997, compared to $668 million at the end of 1996. This growth reflects net cash transfers to the separate accounts of $50 million plus $60 million due to positive investment performance of the underlying investment funds. General account assets were $229 million at the end of the first six months of 1997, compared to $395 million at the end of 1996. This decrease was primarily due to the repayment on March 1, 1997 of the mortgage backed bonds in MLMSC in the amount of $159 million.

LIABILITIES

The Company's separate account liabilities increased $110.5 million. Separate Account liabilities move in tandem with changes in Separate Account assets.

The repayment of the mortgage backed bonds in MLMSC on March 1, 1997 also decreased general fund liabilities by $159 million.

PART II -- OTHER INFORMATION

Item 1        -       Legal Proceedings
                      Nothing to report.


Item 2        -       Changes in Securities
                      Nothing to report.


Item 3        -       Defaults upon Senior Securities
                      Nothing to report.


Item 4        -       Submission of Matters to a Vote
                      of Security Holders

An action by written consent of the sole stockholder of the Company, The Manufacturers Life Insurance Company (U.S.A.), with regard to elect and appoint Sandra M. Cotter, James D. Gallagher, Bruce Gordon, Donald A. Guloien, Theodore Kilkuskie, Jr., Joseph J. Pietroski and John D. Richardson as the Board of Directors of the Company was approved on May 30, 1997.


Item 5        -       Other Information
                      Nothing to report.


Item 6A       -       Exhibits


                                                                         Page in Sequential
                                                                          Numbering System
                                                                            Where Exhibit
Exhibit No.                    Description                                     Located
-----------------------        -----------------------------           --------------------
(1)                                                                    Not Applicable

(2)                            None

(3) (a) (i)                    Restated Articles of                    Filed as Exhibit 3
                               Redomestication of The                  (A) (i) to Post-
                               Manufacturers Life                      Effective Amendment
                               Insurance Company of                    No. 6 on Form S-1
                               America**                               filed by The
                                                                       Manufacturers Life
                                                                       Insurance Company of
                                                                       America on December
                                                                       9, 1996 (File No.
                                                                       33-57020)

(3) (b) (i)                    By-Laws of The                          Filed as Exhibit 3
                               Manufacturers Life                      (b) (i) to Post-
                               Insurance Company of                    Effective Amendment
                               America**                               No. 6 on Form S-1
                                                                       filed by The

                                                                       Manufacturers Life
                                                                       Insurance Company of
                                                                       America on December
                                                                       9, 1996 (File No.
                                                                       33-57020)

(4) (a)                        Form of Multi-Account                   Incorporated
                               Flexible Variable                       reference to Exhibit
                                                                       (4) (a) to Pre-
                                                                       Effective Amendment
                                                                       No. 1 on Form S -1
                                                                       filed by The
                                                                       Manufacturers Life
                                                                       Insurance Company of
                                                                       America on February
                                                                       10, 1994 (File No.
                                                                       33-57020)

(4) (b) (i)                    Individual Retirement                   Incorporated by
                               Annuity Rider                           reference to Exhibit
                                                                       (4) (b) (i) to Pre-
                                                                       Effective Amendment
                                                                       No. 1 on Form S-1
                                                                       filed by The
                                                                       Manufacturers Life
                                                                       Insurance Company
                                                                       of America on February
                                                                       10, 1994 (File No.
                                                                       33-57020)

(4) (b) (i) (a)                Trustee-Owned Policies                  Incorporated by
                               Annuity Rider                           reference to Exhibit
                                                                       (4) (b) (i) (a) to Pre-
                                                                       Effective Amendment
                                                                       No. 1 on Form S-1
                                                                       filed by The
                                                                       Manufacturers Life
                                                                       Insurance Company of
                                                                       America on February
                                                                       10, 1994 (File No.
                                                                       33-57020)

(4) (b) (ii)                   Unisex Endorsement                      Incorporated by
                                                                       reference to Exhibit
                                                                       (4) (b) (ii) to the
                                                                       registration state-
                                                                       ment on Form N-4
                                                                       filed by The
                                                                       Manufacturers Life
                                                                       Insurance Company of
                                                                       America on January
                                                                       13, 1993 (File No.
                                                                       33-57018)

(4) (b) (iii)                  Endorsement 0646-END.001                Filed Herewith

(5)                                                                    Not Applicable

(6)                                                                    Not Applicable

(7)                                                                    Not Applicable

(8)                                                                    Not Applicable

(9)                                                                    Not Applicable

(10) (a)                       Reinsurance Agreement                   Incorporated by
                                                                       reference
                                                                       to Exhibit (10) (a)
                                                                       to Pre-Effective
                                                                       Amendment No. 1 on
                                                                       Form S-1 filed by
                                                                       The Manufacturers
                                                                       Life Insurance Company
                                                                       of America on February 10,
                                                                       1994 (File No. 33-57018)

 (10) (b) (i)                  Service Agreement                       Incorporated by
                               between Manufacturers                   reference to Exhibit
                               Life of America and                     8 (a) to the registration
                               The Manufacturers                       statement on  Form N-4
                               Life Insurance                          filed by The Manufacturers
                               Company                                 Life Insurance Company of
                                                                       America on January 13, 1993
                                                                       (File No. 33-57018)

 (10) (b) (ii)                 Amendment to Service                    Incorporated by
                               Agreement                               reference to Exhibit (8) (b)
                                                                       to the registration state-
                                                                       ment on Form N-4 filed by The
                                                                       Manufacturers Life Insurance
                                                                       Company of America on
                                                                       January 13, 1993
                                                                       (File No. 33-57018)

 (10) (b) (iii)                Second Amendment to                     Incorporated by
                               Service Agreement                       reference to Exhibit
                                                                       (10) (b) (iii) to the
                                                                       registration state-
                                                                       ment on Form N-4
                                                                       filed by The
                                                                       Manufacturers Life
                                                                       Insurance Company of
                                                                       America on April 29,
                                                                       1994 (File No. 33-
                                                                       57018)

 (10) (b) (iv)                 Service Agreement between               Incorporated by
                               The Manufacturers Life                  reference to Exhibit
                               Insurance Company and                   (8) (d) to Post-
                               ManEquity, Inc. dated                   Effective Amendment
                               January 2, 1991 as amended              No. 1 statement on
                               March 1, 1994                           Form N-4 filed by
                                                                       The Manufacturers
                                                                       Life Insurance
                                                                       Company of America
                                                                       on May 2, 1994 (File No. 33-57018)

(10) (c)                       Specimen Agreement between              Incorporated by
                               ManEquity, Inc. and                     reference to Exhibit
                               registered representatives              (3) (b) (i) to the
                                                                       registration state-
                                                                       ment on Form N-4
                                                                       filed by The
                                                                       Manufacturers Life
                                                                       Insurance Company of
                                                                       America on January
                                                                       13, 1993 (File No. 33-57018)

(10) (d)                       Specimen Agreement between              Incorporated by
                               Incorporated by ManEquity,              reference to
                               and Dealers                             Exhibit (3) (B) (ii) TO
                                                                       the registration state-
                                                                       ment on Form N-4
                                                                       filed by The
                                                                       Manufacturers Life
                                                                       Insurance Company of
                                                                       America on January
                                                                       13, 1993 (File No. 33-57018)

(11)                           None

(12)                                                                   Not Applicable

(13)                                                                   Not Applicable

(14)                                                                   Not Applicable

(15)                           None

(16)                                                                   Not Applicable

(17)                                                                   Not Applicable

(18)                           None

(19)                           None

(20)                                                                   Not Applicable

(21)                                                                   Not Applicable

(22)                           None

(23)                           None

(24)                           Power of Attorney**                     Filed as Exhibit
                                                                       (12) to Post-
                                                                       Effective Amendment
                                                                       No. 10 on Form S-6
                                                                       filed by The
                                                                       Manufacturers Life
                                                                       Insurance Company of
                                                                       America on February
                                                                       28, 1997 (File No.33-52310)

(25)                                                                   Not Applicable

(26)                                                                   Not Applicable

(27)                           Financial Data Schedule                 Filed Herewith

(28)                                                                   Not Applicable

**  Filed Electronically

Item 6B     -                  Reports on Form 8-K
                               No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES



         Pursuant to the requirements of Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE MANUFACTURERS LIFE INSURANCE
                                         COMPANY OF AMERICA
                                                    (Registrant)




August 14, 1997                          By:    /s/ Douglas H. Myers
----------------------------                 ------------------------------
Date                                                DOUGLAS H. MYERS
                                              Vice-President, Finance
                                              (Principal Financial Officer)






August 14, 1997                          By:   /s/ Donald A. Guloien
----------------------------                 ------------------------------
Date                                               DONALD A. GULOIEN
                                              President & Director
                                              (Principal Executive Officer)

                                  EXHIBIT INDEX

Exhibit No.              Description

4(b)(iii)                Endorsement 0646-END.001

27                       Financial data schedule for quarter ended June 30, 1997