Form 10-Q
period 1997-09-30
MANUFACTURERS LIFE INSURANCE CO OF AMERICA
filed 1997-11-14
CIK 895998

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                            QUARTERLY REPORT PURSUANT
                          TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997



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

                X     Yes                                  No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's sole class of common stock, as of November 1, 1997 is 4,501,860.

               THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

                          Quarterly Report on Form 10-Q
                     For the period ended September 30, 1997

                                Table of Contents


                                                                                                                Page
Part I       Financial Information                                                                              ----
Item 1.      Financial Statements
             Balance Sheets as of September 30, 1997 and December 31, 1996                                       3
             Statements of Income for the three and nine month period ended September 30, 1997 and 1996          4
             Statements of Cash Flows for the nine months ended September 30, 1997 and 1996                      5
             Notes to Financial Statements                                                                       6
Item 2.      Management Discussion and Analysis of Results of Operations and Financial Condition                 7
Part II      Other Information
Item 1       Legal Proceedings                                                                                   8
Item 2       Change in Securities                                                                                8
Item 3       Default upon Senior Securities                                                                      8
Item 4       Submission of Matters to a vote of Security Holders                                                 8
Item 5       Other Information                                                                                   8
Item 6A      Exhibits                                                                                            9
Item 6B      Reports on Form 8-K                                                                                 12

 THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED BALANCE SHEETS

                                                                                          As at          As at
                                                                                      September 30    December 31
ASSETS  ($ thousands)                                                                      1997           1996
-------------------------------------------------------------------------------------------------------------------
Investments:                                                                          (Unaudited)
Securities available-for-sale, at fair value:
              Fixed maturity (amortized cost: 1997 $32,191; 1996 $50,456)              $   33,481       $    51,708
              Equity (cost: 1997 $18,430; 1996 $19,450)                                    20,851            21,572
Mortgage loans                                                                                132               645
Policy loans                                                                               13,518             9,822
Cash and short-term investments                                                            35,762            17,493
-------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                                        $103,744          $101,240
-------------------------------------------------------------------------------------------------------------------
Guaranteed annuity contracts                                                                    -           171,691
Deferred acquisition costs                                                                113,271           102,610
Income taxes recoverable                                                                        -            10,549
Deferred income taxes                                                                       3,258             1,041
Other assets                                                                                9,181             7,378
Separate account assets                                                                   861,627           668,094
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $1,091,081        $1,062,603
===================================================================================================================

LIABILITIES, CAPITAL AND SURPLUS ($  thousands)                                              1997              1996
-------------------------------------------------------------------------------------------------------------------
Liabilities:
Policyholder liabilities and accruals                                                    $ 90,979       $    91,915
Bonds payable                                                                                   -           158,760
Surplus note                                                                                8,500             8,500
Due to affiliates                                                                           4,751            11,122
Other liabilities                                                                          11,188             7,582
Separate account liabilities                                                              861,627           668,094
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                        $977,045          $945,973
===================================================================================================================

Capital and Surplus:
Common shares                                                                               4,502             4,502
Preferred shares                                                                           10,500            10,500
Contributed surplus                                                                        98,569            98,569
Retained earnings (deficit)                                                                (1,540)            1,726
Net unrealized gain on securities
       available-for-sale                                                                   2,005             1,333
-------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL AND SURPLUS                                                                 114,036           116,630
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, CAPITAL AND SURPLUS                                                 $1,091,081        $1,062,603
===================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      Three Months Ended              Nine Months Ended
                                                         September 30                    September 30

($ thousands)                                        1997            1996            1997            1996
-----------------------------------------------------------------------------------------------------------
REVENUE:
  Premiums                                         $    998        $  1,964        $  3,645        $ 10,707
  Fee income                                         11,168           8,531          34,045          23,854
  Net investment income                                (387)          4,287           6,301          13,408
  Realized investment gains (losses)                    117             (30)            (88)           (514)
  Other                                                 367           1,041           1,033           3,163
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                      $ 12,263        $ 15,793        $ 44,936        $ 50,618
-----------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES:
  Policyholder benefits and claims                 $  5,357        $ (1,812)       $  7,050        $  7,922
  Operating costs and expenses                        9,457           8,065          25,521          24,288
  Commissions                                           609           1,626           2,955           5,083
  Amortization of deferred acquisition costs          2,890           2,353          10,214           7,408
  Interest expense                                      -             3,248           2,156           9,625
  Policyholder dividends                                 49              56           1,282             763
-----------------------------------------------------------------------------------------------------------
TOTAL BENEFITS AND EXPENSES                        $ 18,362        $ 13,536        $ 49,178        $ 55,089
-----------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                    (6,099)          2,257          (4,242)         (4,471)
-----------------------------------------------------------------------------------------------------------
INCOME TAX BENEFIT (EXPENSE)                          2,036            (751)            976           1,895
-----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $ (4,063)       $  1,506        $ (3,266)       $ (2,576)
-----------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                            September 30
($ thousands)                                                                           1997            1996
-------------------------------------------------------------------------------------------------------------
Operating Activities:
Net loss                                                                            $  (3,266)       $ (2,576)
Adjustments to reconcile net income to net cash used in operating activities:
     Additions (decreases) to policy liabilities                                       (2,213)          4,013
     Deferred acquisition costs                                                       (20,267)        (27,425)
     Amortization of deferred acquisition costs                                        10,214           7,408
     Realized losses on investments                                                        88             514
     Decreases (additions) to deferred income taxes                                    (2,577)          3,835
     Other                                                                              3,020             940
-------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                 (15,001)        (13,291)
-------------------------------------------------------------------------------------------------------------
Investing Activities:
Fixed maturity securities sold                                                         67,003          80,267
Fixed maturity securities purchased                                                   (46,244)        (73,726)
Equities sold                                                                           6,671           6,472
Equities purchased                                                                     (6,752)         (2,443)
Mortgage loans repaid                                                                     513           5,733
Policy loans advanced, net                                                             (3,696)         (1,679)
Guaranteed annuity contracts                                                          171,691          (9,375)
-------------------------------------------------------------------------------------------------------------
Cash provided by investing activities                                                 189,186           5,249
-------------------------------------------------------------------------------------------------------------
Financing Activities:
Receipts from variable life and annuity policies
     credited to policyholder account balances                                          5,735           3,547
Withdrawals of policyholder account balances on
     variable life and annuity policies                                                (2,891)         (1,745)
Issuance of shares                                                                        -            15,000
Repayment of bonds payable                                                           (158,760)        (10,336)
-------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                                      (155,916)          6,466
-------------------------------------------------------------------------------------------------------------
Cash and Short-Term Investments:
Increase (decrease) during the period                                                  18,269          (1,576)
Balance, beginning of year                                                             17,493          17,881
-------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                              $  35,762        $ 16,305
=============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


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



2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of The Manufacturers Life Insurance Company of America and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in ManAmerica's annual report on Form 10-K for the year ended December 31, 1996. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS

OVERVIEW


The following analysis of the consolidated results of operations and financial condition of the Manufacturers Life Insurance Company of America, (hereafter referred to as the Company) should be read in conjunction with the accompanying September 30, 1997 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements.


CORPORATE STRUCTURE

The Company is a direct wholly-owned U.S. subsidiary of The Manufacturers Life Insurance Company (U.S.A.), which in turn is a direct wholly-owned subsidiary of the Manulife Reinsurance Corporation (U.S.A.) ("MRC"). MRC is an indirectly wholly-owned subsidiary of The Manufacturers Life Insurance Company ("Manulife Financial"), a Canadian mutual insurance company. Manulife Financial, with consolidated assets under management at December 31, 1996 of $68.6 billion ($Can), actively operates in thirteen countries worldwide. Manulife Financial has been doing business in the United States since 1903.


REVIEW OF CONSOLIDATED OPERATING RESULTS AND CONSOLIDATED FINANCIAL CONDITION

The discussion that follows focuses on the results for the nine months ended September 30, 1997 compared to the results for the nine months ended September 30, 1996.


PREMIUMS

Premiums decreased to $3.6 million in the first nine months of 1997, compared to $10.7 million in the previous year. This is due to slower sales and higher lapses of individual insurance in the Taiwan branch operations. Also, sales of variable annuity products have been shifted to a sister company.


FEE INCOME

Fee income increased to $34.0 million in the first nine months of 1997, compared to $23.9 million in the previous year. This reflects higher fees on the growing block of variable universal life business.


NET INVESTMENT INCOME

Net investment income was $6.3 million in the first nine months of 1997, compared to $13.4 million in the same period of 1996. This is a result of the repayment of the Manufacturers Life Mortgage Securities Corporation ("MLMSC") bonds on March 1, 1997, which resulted in lower assets and therefore lower investment income.


REALIZED CAPITAL GAINS

Realized losses in the first nine months of 1997 were $0.09 million compared to losses of $0.5 million in the same period of 1996. The Company does not actively trade assets for capital gains.


POLICYHOLDER BENEFITS

Policyholder benefits were $7.1 million in the first nine months of 1997, compared to $7.9 million in the first nine months of 1996. The decrease is primarily due to better death and lapse experience in the U.S. block of business.

NET INCOME

Net loss in the first nine months of 1997 was $3.3 million, compared to a net loss of $2.6 million in the same period of 1996. This decrease is primarily due to increased expenses, including amortization of deferred acquisition expenses.


ASSETS

Separate account assets were $862 million at the end of the first nine months of 1997, compared to $668 million at the end of 1996. This growth reflects positive investment performance of the underlying investment funds and a continuing policyholder preference for separate account products which permit access to a broad mix of investment funds and choices consistent with their risk tolerance levels. General account assets were $229 million at the end of the first nine months of 1997, compared to $395 million at the end of 1996. This decrease was primarily due to the repayment on March 1, 1997 of the mortgage backed bonds in MLMSC in the amount of $159 million.


LIABILITIES

The Company's separate account liabilities increased $193.5 million. Separate Account liabilities move in tandem with changes in Separate Account assets.

The repayment of the mortgage backed bonds in MLMSC on March 1, 1997 also decreased general fund liabilities by $159 million.


LIQUIDITY AND CAPITAL REQUIREMENTS

The Company maintains a prudent amount invested in cash, bonds and short-term investments to meet ongoing liquidity requirements. The Company experiences cash flow strain, because the costs of generating new sales, and resulting new policy issues, exceeds income. As a result, the Company looks to its parent, ManUSA, for the necessary capital to support its operations. ManUSA intends to continue this support to provide further liquidity.

Manulife Financial has entered into a claims paying guarantee with the Company.


PART II -- OTHER INFORMATION

Item 1        -       Legal Proceedings
                      Nothing to report.


Item 2        -       Changes in Securities
                      Nothing to report.


Item 3        -       Defaults upon Senior Securities
                      Nothing to report.


Item 4        -       Submission of Matters to a Vote
                      of Security Holders
                      Nothing to report.

Item 5        -       Other Information
                      Nothing to report.

Item 6A       -       Exhibits

                                                                         Page in Sequential
                                                                          Numbering System
                                                                            Where Exhibit
Exhibit No.                    Description                                     Located
-----------------------        -----------------------------           ---------------------------
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

(4) (b) (iii)                  Endorsement 0646-END.001                Filed as Exhibit (4) (b) (iii) to Form
                                                                       10Q by The Manufacturers Life Insurance
                                                                       Company of America on August 14, 1997
                                                                       (File No. 33-57020)

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

 (10) (b) (i)                  Service Agreement                       Incorporated by
                               between The Manufacturers               reference to Exhibit

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


                                      THE MANUFACTURERS LIFE INSURANCE
                                      COMPANY OF AMERICA
                                                 (Registrant)


November 11, 1997                     By:     /s/ Douglas H. Myers
---------------------------           ------------------------------------------
Date                                               DOUGLAS H. MYERS
                                                 Vice-President, Finance
                                                (Principal Financial Officer)




November 11, 1997                     By:     /s/ Donald A. Guloien
---------------------------           ------------------------------------------
Date                                               DONALD A. GULOIEN
                                                 President & Director
                                                (Principal Executive Officer)

                                  EXHIBIT INDEX

Exhibit No.                                 Description
-----------                                 -----------

27                                          Financial data schedule for quarter ended September 30, 1997