Form 10-K405
period 1997-12-31
MANUFACTURERS LIFE INSURANCE CO OF AMERICA
filed 1998-03-30
CIK 895998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                             ANNUAL REPORT PURSUANT
                            TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF l934

                   for the fiscal year ended December 31, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of December 31, 1997 is 4,501,860


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

None.

                                     PART I


Item 1. - BUSINESS

The Registrant is an indirect wholly-owned subsidiary of The Manufacturers Life Insurance Company, a mutual insurance company organized under laws of Canada. The Registrant's primary purpose is to issue and sell variable universal life and variable annuity products in the United States. The Registrant also has branch operations in Taiwan to develop and market traditional insurance for the Taiwanese market.

Item 2.  -  PROPERTIES

The Registrant owns no property.

Item 3.  -  LEGAL PROCEEDINGS

Nothing to report.

Item 4.  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An action by unanimous consent of the sole stockholder of the Company with regard to elect and appoint Sandra M. Cotter, James D. Gallagher, Bruce Gordon, Donald A. Guloien, Theodore Kilkuskie Jr., Joseph J. Pietroski, and John D. Richardson as the Board of Directors of the Company, was approved on May 30, 1997.

                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant is a wholly-owned subsidiary of The Manufacturers Life Insurance Company (U.S.A.), which is the sole record holder of the Registrant's shares. Therefore, there is no public trading market for the Registrant's common stock. The Registrant has declared no cash dividends on its common stock at any time during the two most recent fiscal years.

Item 6.  -  SELECTED FINANCIAL DATA


                                                     For the Years Ended December 31
                                                     ------------------------------------------------------------------------
                                                        1997             1996           1995             1994            1993*
                                                         (in thousands)
Under Generally Accepted Accounting Principles:

Total Revenues                                       $   56,226      $   73,532      $   62,174      $   60,322

Net Loss                                                  3,636           8,407           6,846           6,726

Total Assets                                          1,166,611       1,062,603         854,814         654,968

Long Term Obligations                                    41,500           8,500         167,390         159,019

Capital and Surplus                                     106,769         116,630         110,520         101,839


* Selected financial data under generally accepted accounting principles is not available for the 1993 fiscal year. See Management's Discussion and Analysis and Notes to the Consolidated Financial Statements for additional information.



                                                        For the Years Ended December 31
                                                        --------------------------------------------------------------------------
                                                            1997           1996            1995            1994             1993
                                                            (in thousands)
Under Statutory Principles:**

Total Revenues                                          $  229,080      $  202,666      $  165,756      $  197,426      $  129,272

Net Loss                                                     2,550          15,961          13,705          19,661          13,277

Total Assets                                             1,028,360         795,083         588,742         403,086         253,392

Long Term Obligations                                       33,000            --              --              --              --

Capital and Surplus                                         56,598          76,202          56,298          49,396          50,656


** Statutory accounting principles differ in certain respects from generally accepted accounting principles. The significant differences relate to consolidation accounting, investments, deferred acquisition costs, deferred income taxes, non-admitted asset balances, surplus notes and reserve calculation assumptions.

All information presented elsewhere in this document is presented under generally accepted accounting principles.

Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following analysis of the consolidated results of operations and financial condition of The Manufacturers Life Insurance Company of America (the "Company" or ManAmerica") should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements.

CORPORATE STRUCTURE AND OVERVIEW

The Company is a direct wholly-owned U.S. subsidiary of The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA"), which in turn is a direct wholly-owned subsidiary of the Manulife Reinsurance Corporation (U.S.A.) ("MRC"). MRC is an indirectly wholly-owned subsidiary of The Manufacturers Life Insurance Company ("Manulife Financial"), a Canadian mutual insurance company. Manulife Financial, with consolidated assets under management of $79.7 billion ($Can), actively operates in thirteen countries worldwide. Manulife Financial has been doing business in the United States since 1903.

Manulife Financial and its subsidiaries have consistently received excellent ratings from Standard & Poor's Insurance Rating Service, A. M. Best Company, Moody's Investors Service Inc. and Duff & Phelps Credit Rating Co.

The Company is active in two distinct businesses:

         a)       Domestically, the sale of Variable Insurance Products

         b) Internationally, the sale of participating insurance products through Branch Operations in Taiwan

Variable Products

During the last four years the company has grown significantly through the successful growth in variable insurance sales. This growth reflects:

         a) continuing shift in consumer preference as they seek greater control over their investment decision making,

         b)       more active marketing and sales practices by the company,

         c) increased consumer acceptance of this product due to increasing estate planning needs.

This growth continued in 1997 with variable universal life deposits being 128% of the 1996 deposits. The Company's introduction in 1997 of a corporate-owned
(COLI) Variable Universal Life contract together with the addition of nineteen new investment accounts have been positively received. During the same period the separate account assets grew from $668 million to $897 million.

In particular, the new investment accounts increased available investment options while providing policyholders with the ability to increase diversification not only by investment type but also by portfolio management style. Prior to December 31, 1996 the assets in the Company's Separate Accounts invested in shares of the Manulife Series Fund, Inc. On December 31, 1996 the Manulife Series Fund, Inc. was merged with the Manufacturers Investment Trust (formerly named NASL Series Trust). The reorganization enabled policyholders to have access to a broader group of high profile external fund managers and to take advantage of an investment management approach known as managing to the "Efficient Frontier" in which investors' assets are allocated amongst a broad mix of investment choices consistent with their risk tolerance levels. This change makes most of the Manufacturers Investment Trust fund options available as investment options in most of the variable policies issued by the Company. We remain positive about the future growth and profitability from this product line.

Variable annuity deposits during 1997 were 32% of 1996 deposit levels. The Company de-emphasized the sale of variable annuities and concentrated on the sale of estate planning variable life products which is more consistent with its client and producer base.

Variable annuities for Manulife Financial are currently being marketed through an affiliated company, The Manufacturers Life Insurance Company of North America, formerly North American Security Life Insurance Company, ("Manulife North America").

Taiwan

The Company entered Taiwan in 1992 as a start-up venture to sell traditional insurance products through its Taiwan branch. During 1995 the Company commenced full operations that resulted in significant expenditures on agent recruitment and training. In 1996 Taiwan's operating losses increased as a result of costs associated with recruitment and training. Although management expected losses, the magnitude was not acceptable. In late 1996, a new General Manager was appointed and transferred to Taiwan with the mandate to slow growth and focus more selectively on real strategic opportunities. Significant improvements were seen in 1997 with a decrease in the net loss reported. The currency crisis experienced in Asia in the fourth quarter of 1997 impacted the Taiwan branch operations through higher lapses as policyholders had difficulty paying premiums largely denominated in U.S. dollars. Nonetheless, the Company continues to anticipate a large potential for this market.

In addition to the above businesses, the Company assumes reinsurance from its Parent Company, ManUSA. The Company reinsures an inforce individual participating life insurance block of business which does not include any new business.

RECENT DEVELOPMENTS

Manufacturers Life Mortgage Securities Corporation

In October 1997, the Company's indirect wholly-owned subsidiary, Manufacturers Life Mortgage Securities Corporation, ("MLMSC"), which was an issuer of mortgage-backed U.S. dollar bonds, was absorbed into Manulife Holding Corporation, a wholly-owned holding company for a number of U.S. non-insurance subsidiaries primarily supporting variable products. See notes 2 and 5 to the consolidated financial statements for additional information.

Adoption of Generally Accepted Accounting Principles

During 1996, the Company adopted generally accepted accounting principles ("GAAP") in conformity with the requirements of the Financial Accounting Standards Board. Prior to 1996, the Company prepared its financial statements in conformity with statutory accounting practices prescribed or permitted by the Insurance Department of the State of Michigan which were considered GAAP for mutual life insurance companies and their wholly-owned direct and indirect subsidiaries. As discussed in note 2 to the consolidated financial statements, the effect of the adoption of GAAP has been reflected retroactively and the previously issued 1995 financial statements have been restated for the change. A description of the accounting policies can be found in note 3 to the consolidated financial statements.

Demutualization

On January 20, 1998, the Board of Directors of Manulife asked the management of Manulife to prepare a plan for conversion of Manulife from a mutual life insurance company to an investor-owned, publicly-traded stock company. Any demutualization plan for Manulife is subject to the approval of the Manulife Board of Directors and policyholders as well as regulatory approval.

FORWARD-LOOKING STATEMENTS

Certain information included herein is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning anticipated operating results, financial resources, growth in existing markets and the impact of the year 2000. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein. These risks and uncertainties include changes in general economic conditions, the effect of regulatory, tax and competitive changes in the environment in which the Company operates, fluctuations in interest rates, performance of financial markets and the Company's ability to achieve anticipated levels of earnings.

REVIEW OF CONSOLIDATED OPERATING RESULTS


---------------------------------------------------------------------------------------------------------------------------
Financial Summary (In '000's)                                          1997                  1996                  1995
---------------------------------------------------------------------------------------------------------------------------
Premiums                                                         $    5,334            $   12,898              $ 15,293
Fee Income                                                           41,955                40,434                24,986
Net Investment Income                                                 8,275                19,651                18,729
Other Revenues                                                          544                   668                    82
Realized Capital Gains (Losses)                                         118                  (119)                3,084
---------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                   $   56,226            $   73,532              $ 62,174
---------------------------------------------------------------------------------------------------------------------------

Policyholder Benefits                                            $    6,733            $   14,473              $ 16,905
Operating Costs and Expenses                                         41,742                34,581                30,728
Policyholder Dividends                                                1,416                   872                 1,886
---------------------------------------------------------------------------------------------------------------------------
Loss Before Taxes                                                    (4,113)              (12,316)              (10,806)
Income Tax Benefit                                                      477                 3,909                 3,960
Net Loss                                                             (3,636)               (8,407)               (6,846)
---------------------------------------------------------------------------------------------------------------------------
General Account Assets                                              269,567               394,509               374,409
Separate Account Assets                                             897,044               668,094               480,405
---------------------------------------------------------------------------------------------------------------------------
Total Assets                                                      1,166,611            $1,062,603              $854,814
---------------------------------------------------------------------------------------------------------------------------
General Account Liabilities                                         162,798            $  277,879              $263,889
Separate Account Liabilities                                        897,044               668,094               480,405
---------------------------------------------------------------------------------------------------------------------------
Capital and Surplus                                                $106,769              $116,630              $110,520
---------------------------------------------------------------------------------------------------------------------------

NET LOSS

The Company reported a consolidated net loss in 1997 of $3.6 million, compared to the 1996 net loss of $8.4 million ($6.8 million net loss in 1995). The main contributors to these losses were as follows:



(In millions)                                                       1997                 1996                 1995
--------------------------------------------------------------------------------------------------------------------------
US Operations                                                      $(0.8)             $   9.1               $  2.5
Taiwan Operations                                                   (2.8)               (17.5)                (9.3)
--------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                           $ 3.6              $   8.4               $  6.8
--------------------------------------------------------------------------------------------------------------------------


The net loss from U.S. operations in 1997 of $0.8 million compared to a net income in 1996 of $9.1 million was a result of a significant increase in operating costs and expenses in 1997. This was directly attributable to new business strain on dramatically increased variable universal life contract sales for which deposits increased 28% over 1996 levels. The improvement in net income in 1996 compared to 1995 was a result of increased policy fees which more than offset costs associated with increased sales.

The net loss from Taiwan operations decreased to $2.8 million in 1997 from $17.5 million in 1996 (a $9.3 million net loss in 1995). The increased net loss in 1996 was a result of significant start-up costs incurred in Taiwan, particularly associated with producer recruitment. In 1997, as discussed earlier, improvements were made in the Taiwan branch operations to rationalize the operations, slow the sales growth and related production costs, and to instead focus on strategic growth. Lower sales significantly reduced the level of commissions and expenses incurred.

PREMIUMS

Premium revenue for 1997 was $5.3 million compared to $12.9 million in 1996 ($15.3 million in 1995). Of the total, premiums related to sales of traditional life insurance contracts in Taiwan in 1997, 1996 and 1995 were $4.8 million, $12.2 million and $9.3 million respectively. The decrease in premiums reported in Taiwan in 1997 are a result of the more focused strategic growth discussed previously whereas the increase in 1996 over 1995 reflected the initially growing operation. Premiums related to U.S. operations decreased to $0.5 million in 1997 from $0.7 million in 1996 and $6.0 million in 1995. The U.S. premiums relate solely to a block of Corporate-owned life insurance business assumed from ManUSA for which the initial premium assumed of $25.4 million was received in 1994, with very little renewal premium received thereafter.

Total general account and separate account deposits not included in premiums above were as follows:


(In '000's)                                  1997                   1996                1995
----------------------------------------------------------------------------------------------
Variable Life Insurance                  $185,355               $144,438            $108,323

Variable Annuities                         11,598                 36,130              37,834

----------------------------------------------------------------------------------------------
TOTAL                                    $196,953               $180,568            $146,157
----------------------------------------------------------------------------------------------


The growth in variable life insurance deposits continued while single premium variable annuity premiums continued to decrease in 1997 and 1996. The deposit growth for variable life is consistent with the Company's commitment to develop variable core "estate/business planning products". A survivorship variable universal life product launched in late 1995 showed significant growth in 1996 which continued throughout 1997 along with the growth due to the new COLI variable universal life contract in 1997. With the merger of Manulife Financial and North American Life Assurance Company in 1996, the sale of variable annuities in the Company was de-emphasized in October 1997 and all variable annuity sales will be made through an affiliated company, Manulife North America.

FEE INCOME

Fee income for 1997 was $42 million, compared to $40.4 million in 1996 ($25 million in 1995). Strong investment performance in 1997 and 1996 and a growing maturing block of in-force business resulted in higher separate account values and, therefore, higher fee income, which is earned on a percentage of the net value of invested assets in the separate account portfolios. The variable universal life and annuity business accounted for 84% of the fee income earned by the Company in 1997 compared to 85% in 1996 and 94% in 1995. The remainder of the fee income is derived through investment management fees.

NET INVESTMENT INCOME

Net investment income was $8.3 million in 1997 compared to $19.7 million in 1996 ($18.7 million in 1995). The decrease in 1997 is due to the maturity of a $171.7 million guaranteed annuity contract in March 1997 on which interest of approximately $13.2 million was reported in 1996. The increase in 1996 compared to 1995 is due to the strengthening of the stock market in 1996.

REALIZED CAPITAL GAINS

In 1997, the Company had realized capital gains of $0.1 million, compared to losses of $0.1 million in 1996 ($3.1 million realized gains in 1995). The Company occasionally sells bonds to provide cash flow and the realized gains or losses are a result of this activity and will vary as interest rates fluctuate from year to year.

POLICYHOLDER BENEFITS

Policyholder benefits decreased to $6.7 million in 1997, compared to $14.5 million in 1996 ($16.9 million in 1995). The decrease in 1997 is a direct result of the reduction in activity and death claims experience in Taiwan. Death claims experience in 1996 was favorable compared to expected levels and to prior years.

OPERATING COSTS AND EXPENSES

Operating costs and expenses, net of deferrable acquisition expenses, increased to $41.7 million in 1997 compared to $34.6 million in 1996 ($30.7 million in 1995). The increase in 1997 and 1996 is due to non-deferrable expenses incurred in connection with the development of two new products, a COLI variable universal life contract in 1997 and a survivorship variable life contract in 1996 as discussed previously.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

The Company had total consolidated assets of $1,167 million at December 31, 1997, an increase of $104 million or 9.8% from 1996. This change is principally a result of separate account asset growth of $229 million due to strong investment performance of the underlying investment funds, continued consumer preference for participation in the stock market through separate accounts, and the additional product offerings and investment options introduced in 1997, offset by a reduction in general account assets due to the maturity and repayment of MLMSC's mortgage-backed bonds.

INVESTMENTS

The following table outlines by type of investment the carrying value of the general account investment portfolio of the Company:


------------------------------------------------------------------------------------------
Investment Type  (In '000's)                               1997                   1996
------------------------------------------------------------------------------------------
Fixed maturities                                       $ 67,893               $ 51,708
Equities                                                 19,460                 21,572
Mortgage loans                                              131                    645
Policy Loans                                             14,673                  9,822
Cash and Short-Term Investments                          22,012                 17,493

------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                      $124,169               $101,240
------------------------------------------------------------------------------------------


General account investments increased by $22.9 million or 22.6% from 1996. This change is due to an increase in fixed maturities of $16.2 million and cash and short-term investments of $4.5 million. In the fourth quarter of 1997, ManAmerica borrowed $33 million from its parent, ManUSA, to provide additional liquidity and to meet the costs of new business strain resulting from significant COLI sales.


FIXED MATURITIES

The Company's fixed maturity bond portfolio of $67.9 million represents 55% of investments at the end of 1997, compared to 51% at the end of 1996.

As at December 31, 1997, 97.5% of the bond portfolio was rated "A" or higher, and 100% was rated investment grade, "BBB" or higher. The corresponding percentages at the end of 1996 were 85.9% and 97.5%.


----------------------------------------------------------------------------------------------------------------
Fixed maturities by Investment Grade
 (In '000's)                                                1997                                 1996
----------------------------------------------------------------------------------------------------------------
AAA                                           $52,496                77.2%           $16,953              32.7%
AA                                                516                 1.0%             5,483              10.6%
A                                              13,167                19.3%            21,973              42.5%
BBB                                             1,714                 2.5%             6,032              11.7%
BB & lower, and unrated                             -                  -               1,267               2.5%

----------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                        $67,893                                $51,708
----------------------------------------------------------------------------------------------------------------


EQUITY SECURITIES

The Company's equity portfolio of $19.5 million represents 16% of investments at the end of 1997, compared to 21% at the end of 1996. The equities consist entirely of investments in mutual funds sponsored by an affiliate.

POLICY LOANS

Policy loans represented 12% of investments at December 31, 1997, compared to 10% in 1996. Most individual life insurance policies provide the individual policyholder with the right to obtain a policy loan from the Company. Such loans are made in accordance with the terms of the respective policies, are carried at the unpaid balance, and are fully secured by the cash surrender value of the policies on which the respective loans are made.


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

The Company had no provisions for impairments as at December 31, 1997 and 1996.

GUARANTEED ANNUITY CONTRACTS

The Guaranteed Annuity Contract of $171.7 million held by MLMSC with the Company's parent, ManUSA matured on March 1, 1997, the same date that the mortgage backed security issued by MLMSC matured and was repaid, resulting in a decrease in general account assets in 1997.

POLICYHOLDER LIABILITIES

The following table shows the distribution of Policyholder Liabilities and Separate Account Liabilities by line of business at December 31:


Policyholder Liabilities  (In '000's)                      1997                   1996
----------------------------------------------------------------------------------------
Life Insurance:
     Taiwan                                            $ 13,291               $ 15,305
     Reinsurance                                         40,975                 44,497
     Variable Life                                       40,211                 32,113
----------------------------------------------------------------------------------------
TOTAL                                                  $ 94,477               $ 91,915
----------------------------------------------------------------------------------------

Separate Account Liabilities (In '000's)                   1997                   1996
----------------------------------------------------------------------------------------

Variable Life Insurance                                $603,732               $399,403
Variable Annuities                                      293,312                268,691
----------------------------------------------------------------------------------------
TOTAL                                                  $897,044               $668,094
----------------------------------------------------------------------------------------


Separate account liabilities are $897 million, an increase of 34% over 1996. This reflects the growing popularity of variable products in the marketplace and the increase in existing fund values due to the increase in the stock market in 1997 and sales of the new COLI product.

Taiwan reserves decreased in 1997 due to the higher lapses and slower growth.

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

The Company maintains a prudent amount invested in cash and short term investments. At the end of 1997, this amounted to $22 million or 17.7% of total investments compared to $17.5 million in 1996 or 17.3%. In addition, the Company's liquidity is managed by maintaining an easily marketable portfolio of fixed maturities. Because of the excess of expense over income, which arises from the cost of new policy issues, the continued success in generating sales will not only result in losses in the results from operations, but will create a cash flow strain as well. The Company's consolidated statements of cash flows indicates this in that operating activities used cash of $24.7 million and $20.5 million in 1997 and 1996 respectively compared to $29.6 million in 1995. As a result, the Company looks to its parent, ManUSA, for the necessary capital to support its operations. In 1995 a surplus note for $8.5 million was issued to the Company from ManUSA. In 1996, a $15 million contribution of capital was made to the Company by its Parent to provide further liquidity. In December 1997, the Company borrowed $33 million from ManUSA pursuant to a promissory note maturing on February 1, 2007. Manulife Financial provides a claims paying guarantee to the Company's U.S. policyholders.

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



RISK MANAGEMENT PRACTICES AND PROCEDURES

Risk management is a fundamental component in the Company's financial strength and stability, and is essential to its continuing success. The Company is committed to comprehensive risk management policies and procedures which measure and control risk in all of its business activities and allow for periodic reviews by internal and external auditors and regulators.

The key risks faced by the Company are currency risk, credit, claims, pricing and business risks. The nature of these risks and how they are managed is explained in the following sections.


CURRENCY RISK

The Company's policy of matching assets with related liabilities by currency limits it's exposure to foreign currency movements to a minimal level. The currency exposure on surplus is proportional to the underlying liabilities, thus insulating the Company's "surplus to liability" ratios from changes in foreign currency exchange rates.

As a result of the Company's foreign currency policy, the impact of the current foreign exchange crisis in Asia on the Company's earnings was minimal although the Company recognizes that the economic value of the Taiwan branch was affected by the economic and currency developments in these markets.

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

During 1997, enhancements were introduced to the pricing risk management process, including completion of an annual compliance self-assessment by all business units and the conducting of full audits of business unit pricing operations on a rotating basis, with all units expected to be audited over a three to five year cycle.

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

IMPACT OF YEAR 2000

Preparing computer systems to deal with the Year 2000 risk has become a major issue for businesses throughout the world. Within the Manulife Financial group, a group-wide program has been underway since 1996 to make all critical systems compliant by the end of 1998 and other systems compliant by the end of 1999. Included in this program are all systems applicable to and shared by the Company with Manulife Financial. Based on a detailed assessment, Manulife Financial determined that a portion of its software needs to be modified or replaced so that its computer systems will function properly into the Year 2000 and beyond. Like most companies, the Year 2000 issue represents a significant challenge for Manulife

Financial and extensive resources have been dedicated to modifying existing software and to converting to new software. However, there can be no assurances that Manulife Financial's systems, nor those of other companies on which Manulife Financial relies, will be fully converted on a timely basis and therefore that all adverse effect on the Company due to the Year 2000 risk will be avoided. Manulife Financial is presently consulting with vendors, customers, subsidiaries, third-parties and other businesses with which it deals to ensure that no material aspect of its, or the Company's, operations will be hindered by the Year 2000 risk.

The costs of the project and the date on which Manulife Financial plans to complete the modifications are based on management's best estimates and are subject to some uncertainty. Manulife Financial is using both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The total cost of this program to Manulife Financial is estimated to be $64 million, comprised of $55 million for specifically budgeted programs and $9 million for general contingencies. Manulife Financial has incurred $15 million as at December 31, 1997 of which the Company will receive an allocation due to its shared systems. The costs allocated are not expected to have a material effect on the net operating income of the Company.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Following Page

                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                        THE MANUFACTURERS LIFE INSURANCE
                               COMPANY OF AMERICA

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                       WITH REPORT OF INDEPENDENT AUDITORS

                                    CONTENTS



Report of Independent Auditors...................................................................14
Audited Consolidated Financial Statements........................................................15
     Consolidated Balance Sheets.................................................................15
     Consolidated Statements of Income...........................................................16
     Consolidated Statements of Changes in Capital And Surplus...................................17
     Consolidated Statements of Cash Flows.......................................................18
Notes to Consolidated Financial Statements.......................................................19

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
The Manufacturers Life Insurance Company of America


We have audited the accompanying consolidated balance sheets of The Manufacturers Life Insurance Company of America as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in capital and surplus and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Manufacturers Life Insurance Company of America at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



Philadelphia, Pennsylvania
March 20, 1998                                        Ernst & Young LLP

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED BALANCE SHEETS

As at December 31
ASSETS  ($ thousands)                                                                 1997            1996
--------------------------------------------------------------------------------------------------------------
Investments:
Securities available-for-sale, at fair value: (note 4)
       Fixed maturity (amortized cost: 1997 $66,565; 1996 $50,456)               $    67,893       $    51,708
       Equity (cost: 1997 $20,153; 1996 $19,450)                                      19,460            21,572
Mortgage loans                                                                           131               645
Policy loans                                                                          14,673             9,822
Cash and short-term investments                                                       22,012            17,493
--------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                                $   124,169       $   101,240
--------------------------------------------------------------------------------------------------------------
Guaranteed annuity contracts (note 5)                                            $      --         $   171,691
Deferred acquisition costs (note 6)                                                  130,355           102,610
Income taxes recoverable                                                               5,679            10,549
Deferred income taxes (note 7)                                                          --               1,041
Other assets                                                                           9,364             7,378
Separate account assets                                                              897,044           668,094
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                     $ 1,166,611       $ 1,062,603
--------------------------------------------------------------------------------------------------------------
LIABILITIES, CAPITAL AND SURPLUS ($ thousands)                                          1997              1996
--------------------------------------------------------------------------------------------------------------
Liabilities:
Policyholder liabilities and accruals                                            $    94,477       $    91,915
Bonds payable (note 5)                                                                  --             158,760
Notes payable (note 8)                                                                41,500             8,500
Due to affiliates                                                                     13,943            11,122
Deferred income taxes (note 7)                                                         1,174              --
Other liabilities                                                                     11,704             7,582
Separate account liabilities                                                         897,044           668,094
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                $ 1,052,842       $   945,973
--------------------------------------------------------------------------------------------------------------
Capital and Surplus:
Common shares (note 9)                                                           $     4,502       $     4,502
Preferred shares (note 9)                                                             10,500            10,500
Contributed surplus                                                                   98,569            98,569
Retained earnings (deficit)                                                           (1,910)            1,726
Foreign currency translation adjustment                                               (5,272)             --
Net unrealized gains on securities
    available-for-sale (note 4)                                                          380             1,333
--------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL AND SURPLUS                                                        $   106,769       $   116,630
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, CAPITAL AND SURPLUS                                           $ 1,166,611       $ 1,062,603
--------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31
($ thousands)                                                                         1997             1996             1995
------------------------------------------------------------------------------------------------------------------------------
REVENUE:
     Premiums                                                                     $  5,334          $12,898          $15,293
     Fee income                                                                     41,955           40,434           24,986
     Net investment income (note 4)                                                  8,275           19,651           18,729
     Realized investment gains (losses)                                                118             (119)           3,084
     Other                                                                             544              668               82
------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                      $56,226          $73,532          $62,174
------------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES:
     Policyholder benefits and claims                                             $  6,733          $14,473          $16,905
     Operating costs and expenses                                                   41,742           34,581           30,728
     Commissions                                                                     2,838           10,431            5,859
     Amortization of deferred acquisition costs (note 6)                             4,860           13,240            5,351
     Interest expense                                                                2,750           12,251           12,251
     Policyholder dividends                                                          1,416              872            1,886
------------------------------------------------------------------------------------------------------------------------------
TOTAL BENEFITS AND EXPENSES                                                         60,339           85,848           72,980
------------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                                            (4,113)         (12,316)         (10,806)
------------------------------------------------------------------------------------------------------------------------------
INCOME TAX BENEFIT (note 7)                                                            477            3,909            3,960
------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                          $ (3,636)         $(8,407)         $(6,846)
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL AND SURPLUS

                                                                                      Net
                                                                                   Unrealized         Foreign        Total
                                                                    Retained      Gains (losses)      Currency      Capital
For the years ended December 31          Capital    Contributed     Earnings      on Securities      Translation      And
($  thousands)                           Stock        Surplus       (Deficit)   Available-for-Sale    Adjustment     Surplus
----------------------------------------------------------------------------------------------------------------------------
1997
Balance, January 1                      $15,002       $98,569       $  1,726         $ 1,333             -          $116,630
Net loss during the year                                              (3,636)                                         (3,636)
Change in unrealized gain(loss),
  net of taxes (note 4)                                                                 (953)                           (953)
Other                                                                                                  (5,272)        (5,272)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31 (Note 9)           $15,002       $98,569       $ (1,910)        $   380          $(5,272)      $106,769
----------------------------------------------------------------------------------------------------------------------------
1996
Balance, January 1                      $15,002       $83,569        $10,133         $ 1,816             -          $110,520
Net loss during the year                                              (8,407)                                         (8,407)
Change in unrealized gain(loss),
  net of taxes (note 4)                                                                 (483)                           (483)
Issuance of shares (note 9)                            15,000                                                         15,000
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31                    $15,002       $98,569       $  1,726         $ 1,333             -          $116,630
----------------------------------------------------------------------------------------------------------------------------
1995
Balance, January 1                      $15,002       $70,999        $16,979         $(1,141)            -          $101,839
Net loss during the year                                              (6,846)                                         (6,846)
Change in unrealized gain(loss),
  net of taxes                                          2,957                          2,957
Issuance of shares (note 9)                            12,570                                                         12,570
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31                    $15,002       $83,569       $ 10,133         $ 1,816             -          $110,520
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31
($ thousands)                                                                         1997          1996          1995
-----------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net Loss                                                                        $  (3,636)     $  (8,407)     $ (6,846)
Adjustments to reconcile net loss to net cash used in operating activities:
     Additions (decreases) to policy liabilities                                   (2,147)         3,287         7,329
     Deferred acquisition costs                                                   (33,544)       (36,024)      (28,147)
     Amortization of deferred acquisition costs                                     4,860         13,240         5,351
     Realized (gains) losses on investments                                          (118)           119        (3,084)
     Decreases to deferred  income taxes                                            2,730            777         1,168
     Other                                                                          7,144          6,540        (5,336)
-----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                           $ (24,711)     $ (20,468)     $(29,565)
-----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Fixed maturity securities sold                                                  $  73,772      $ 120,234      $  67,507
Fixed maturity securities purchased                                               (89,763)      (108,401)       (76,402)
Equity securities sold                                                             10,586         25,505          6,500
Equity securities purchased                                                       (11,289)       (22,203)        (1,726)
Mortgage loans repaid                                                                 514          6,669         77,086
Policy loans advanced                                                              (4,851)        (2,867)        (2,461)
Guaranteed annuity contracts                                                      171,691        (16,356)       (79,710)
-----------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                                 $ 150,660      $   2,581      $  (9,206)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities:
Receipts from variable life and annuity policies
     credited to policyholder account balances                                  $   7,582      $   5,493      $   9,017
Withdrawals of policyholder account balances on
     variable life and annuity policies                                            (3,252)        (2,994)        (3,173)
Bonds payable repaid                                                             (158,760)             -              -
Issuance of shares                                                                      -         15,000         12,570
Issuance of promissory note                                                        33,000              -              -
Issuance of surplus notes                                                               -              -          8,500
-----------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                                 $(121,430)     $  17,499      $  26,914
-----------------------------------------------------------------------------------------------------------------------
Cash and Short-Term Investments:
Increase (decrease) during the year                                                 4,519           (388)       (11,857)
Balance, beginning of year                                                         17,493         17,881         29,738
-----------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                                                            $  22,012      $  17,493      $  17,881
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

               THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                            (IN THOUSANDS OF DOLLARS)


1.       ORGANIZATION

         The Manufacturers Life Insurance Company of America ("ManAmerica" or the "Company") is a wholly-owned subsidiary of The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA" or the "Parent"), which is in turn an indirectly owned subsidiary of The Manufacturers Life Insurance Company ("Manulife Financial"), a Canadian-based mutual life insurance company. The Company markets variable annuity and variable life products in the United States and traditional insurance products in Taiwan.


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

         Pursuant to the requirements of FIN 40 and FAS 120, the effect of the changes in accounting have been applied retroactively and the previously issued 1995 financial statements have been restated for the change.

         The adoption had the effect of increasing net income for 1995 by approximately $6,859.

     b)  Recent Accounting Standards

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 129 "Disclosure of Information about Capital Structure," FAS No. 130 "Reporting Comprehensive Income," and FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." These new accounting standards, which will be effective for the 1998 financial statements, will result primarily in additional disclosures in the Company's financial statements and are not expected to have a material effect on the Company's financial position and results of operations.


     c)  Reorganization

         On December 20, 1995, Manulife Reinsurance Corporation (U.S.A.) ("MRC") transferred to the Company all of the common and preferred shares of Manufacturers Adviser Corporation ("MAC"), an investment adviser registered under the Investment Advisers Act of 1940.

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

         These transfers have been accounted for using the pooling-of-interests method of accounting. Under this method, the assets, liabilities, capital and surplus, revenues and expenses of each separate entity are combined retroactively at their historical carrying values to form the financial statements of the Company for all periods presented to give effect to the reorganization as if the structure in place at December 31, 1996 had been in place as of the earliest period presented in these consolidated financial statements. The accounts of all subsidiary companies are therefore combined and all significant inter-company balances and transactions are eliminated on combination. In addition, the capital and surplus of the Company has been restated retroactively to reflect the capital structure in place at December 31, 1996.

         The revenues and net income reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements are as follows:

         For the years ended December 31

         ($ thousands)                                 1996                         1995
         ---------------------------------------------------------------------------------
         Revenue:
           ManAmerica                               $54,404                      $45,655
           Holdco                                    15,543                       13,828
           MAC                                        3,585                        2,691
         ---------------------------------------------------------------------------------
         TOTAL REVENUE                              $73,532                      $62,174
         ---------------------------------------------------------------------------------
         Net Income (loss):
           ManAmerica                               $(8,676)                     $(7,402)
           Holdco                                      (670)                         (10)
           MAC                                          939                          566
         ---------------------------------------------------------------------------------
         TOTAL NET LOSS                             $(8,407)                     $(6,846)
         ---------------------------------------------------------------------------------

         In October 1997, MLMSC was absorbed into Holdco subsequent to the maturity and repayment of the mortgage-backed US dollar bonds. All assets and liabilities of MLMSC were transferred to Holdco at their respective book values.

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

     b)  Investments

         The Company classifies all of its fixed maturity and equity securities as available-for-sale and records these securities at fair value. Realized gains and losses on sales of securities classified as available-for-sale are recognized in net income using the specific identification method. Changes in the fair value of securities available-for-sale are reflected directly in surplus after adjustments for deferred taxes and deferred acquisition costs. Discounts and premiums on investments are amortized using the effective interest method.

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

     d)  Policyholder Liabilities

         For variable annuity and variable life contracts, reserves equal the policyholder account value. Account values are increased for deposits received and interest credited and are reduced by withdrawals, mortality charges and administrative expenses charged to the policyholders. Policy charges which compensate the Company for future services are deferred and recognized in income over the period earned, using the same assumptions used to amortize DAC.

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

     i)  Foreign Exchange

         The Company's Taiwanese branch balance sheet and statement of income are translated at the current exchange and average exchange rates for the year respectively. The resultant translation adjustments are included as a separate component in capital and surplus. In prior years, there were no reported translation adjustments as there were no significant movements in foreign currency exchange rates.

     j)  Income Tax

         Income taxes have been provided for in accordance with Statement of Financial Accounting Standards 109 ("FAS109") "Accounting for Income Taxes." The Company joins ManUSA, MRC, Capitol Bankers Life Insurance Company and Manulife Reinsurance Limited ("MRL") in filing a U.S. consolidated income tax return as a life insurance group under provisions of the Internal Revenue Code. In accordance with an income tax sharing agreement, the Company's income tax provision (or benefit) is computed as if the Company filed a separate income tax return. Tax benefits from operating losses are provided at the U.S. statutory rate plus any tax credits attributable to the Company, provided the consolidated group utilizes such benefits currently. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their recorded amounts for financial reporting purposes. Income taxes recoverable represents amounts due from ManUSA in connection with the consolidated return.


4.       INVESTMENTS AND INVESTMENT INCOME

     a)  Fixed Maturity and Equity Securities

         At December 31, 1997, all fixed maturity and equity securities have been classified as available-for-sale and reported at fair value. The amortized cost and fair value is summarized as follows:


                                                             Gross                   Gross
                                           Amortized Cost    Unrealized Gains        Unrealized            Fair Value
            As at December 31,                                                       Losses
           ($ thousands)                  1997       1996     1997      1996      1997        1996      1997       1996
           ----------------------------------------------------------------------------------------------------------------
           Fixed maturity securities:
           U.S. government              $51,694    $ 9,219   $  937    $  386   $  (135)     $ (98)    $52,496    $ 9,507
           Foreign governments            6,922      9,227      203       221       (14)        (8)      7,111      9,440
           Corporate                      7,949     32,010      415       981       (78)      (230)      8,286     32,761
           ----------------------------------------------------------------------------------------------------------------
           Total fixed maturity         $66,565    $50,456   $1,555    $1,588   $  (227)     $(336)    $67,893    $51,708
            securities

           Equity securities            $20,153    $19,450   $1,496    $2,134   $(2,189)     $ (12)    $19,460    $21,572
           ----------------------------------------------------------------------------------------------------------------

         Proceeds from sales of fixed maturity securities during 1997 were $73,772 (1996 $120,234; 1995 $67,507). Gross gains of $955 and gross losses of $837 were realized on those sales (1996 $1,858 and $1,837; 1995 $2,630 and $218 respectively).

         Proceeds from sale of equity securities during 1997 were $10,586 (1996 $25,505; 1995 $6,500). Gross gains of $NIL and gross losses of $NIL were realized on those sales (1996 $NIL and $140; 1995 $785 and $113 respectively).

         The contractual maturities of fixed maturity securities at December 31, 1997 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Corporate requirements and investment strategies may result in the sale of investments before maturity.

         ($ thousands)                                  Amortized cost           Fair Value
         -----------------------------------------------------------------------------------
         Fixed maturity securities
              One year or less                              $ 1,654               $ 1,651
              Greater than 1; up to 5 years                   3,876                 3,953
              Greater than 5; up to 10 years                 50,353                50,655
              Due after 10 years                             10,682                11,634
         -----------------------------------------------------------------------------------
         TOTAL FIXED MATURITY SECURITIES                    $66,565               $67,893
         -----------------------------------------------------------------------------------

         UNREALIZED GAINS (LOSSES) ON SECURITIES AVAILABLE-FOR-SALE

         Net unrealized gains (losses) on fixed maturity and equity securities included in capital and surplus were as follows:

         As at December 31
         ($ thousands)                                                                  1997           1996
         ----------------------------------------------------------------------------------------------------
         Gross unrealized gains                                                     $  3,051       $  3,722
         Gross unrealized losses                                                     (2,416)          (348)
         DAC and other fair value adjustments                                           (50)        (1,321)
         Deferred income taxes                                                         (205)          (720)
         ----------------------------------------------------------------------------------------------------
         NET UNREALIZED GAINS (LOSSES) ON SECURITIES AVAILABLE-FOR-SALE
                                                                                    $    380       $  1,333
         ----------------------------------------------------------------------------------------------------

     b)  Investment Income

         Income by type of investment was as follows:

         For the years ended December 31
         ($ thousands)                                             1997           1996             1995
         ----------------------------------------------------------------------------------------------
         Fixed maturity securities                               $4,545        $ 4,447          $ 4,430
         Mortgage loans                                              67            278            3,076
         Equity securities                                          331            671              646
         Guaranteed annuity contracts                             2,796         13,196            9,691
         Other investments                                          705          1,419            1,235
         ----------------------------------------------------------------------------------------------
         Gross investment income                                  8,444         20,011           19,078
         ----------------------------------------------------------------------------------------------
         Investment expenses                                        169            360              349
         ----------------------------------------------------------------------------------------------
         NET INVESTMENT INCOME                                   $8,275        $19,651          $18,729
         ----------------------------------------------------------------------------------------------


5.       GUARANTEED ANNUITY CONTRACTS AND BONDS PAYABLE

         The Company's wholly-owned subsidiary, Manufacturers Life Mortgage Securities Corporation, has historically invested amounts received as repayments of mortgage loans in annuities issued by ManUSA. These annuities were collateral for the 8 1/4 % mortgage-backed bonds payable. On March 1, 1997 the annuities matured and the proceeds were used to repay the bonds payable.

         In October 1997, MLMSC was absorbed into Manulife Holding Corporation.

6.       DEFERRED ACQUISITION COSTS

         The components of the change in DAC were as follows:

         For the years ended December 31
         ($ thousands)                                                  1997             1996             1995
         -------------------------------------------------------------------------------------------------------
         Balance at January 1,                                      $102,610        $  78,829         $ 60,124
         Capitalization                                               33,544           36,024           28,147
         Accretion of interest                                         9,357            6,344            4,992
         Amortization                                                (16,864)         (19,159)         (10,852)
         Effect of net unrealized gains (losses)
              on securities available for sale                         1,268              996           (4,091)
         Other                                                           440             (424)             509
         -------------------------------------------------------------------------------------------------------
         BALANCE AT DECEMBER 31                                     $130,355        $ 102,610         $ 78,829
         -------------------------------------------------------------------------------------------------------


7.       INCOME TAXES

         Components of income tax benefit were as follows:

         For the years ended December 31
         ($ thousands)                                  1997                1996             1995
         ------------------------------------------------------------------------------------------
         Current expense (benefit)                      $(3,207)         $(4,686)         $(5,128)
         Deferred expense (benefit)                       2,730              777            1,168
         ------------------------------------------------------------------------------------------
         TOTAL BENEFIT                                  $  (477)         $(3,909)         $(3,960)
         ------------------------------------------------------------------------------------------

         The Company's deferred income tax liability, which results from tax effecting the differences between financial statement values and tax values of assets and liabilities at each balance sheet date, relates to the following:

         As at December 31
         ($ thousands)                                                   1997             1996
         -------------------------------------------------------------------------------------
         Deferred tax assets:

              Differences in computing policy reserves                $34,291          $28,508
              Policyholder dividends payable                              240              283
              Investments                                                 793                -

         -------------------------------------------------------------------------------------
         Deferred tax assets                                          $35,324          $28,791
         -------------------------------------------------------------------------------------
         Deferred tax liabilities:
              Deferred acquisition costs                              $30,682          $25,522
              Investments                                                 166              928
              Other deferred tax liabilities                            5,650            1,300
         -------------------------------------------------------------------------------------
         Deferred tax liabilities                                      36,498           27,750
         -------------------------------------------------------------------------------------
         NET DEFERRED TAX ASSETS (LIABILITIES)                        $(1,174)        $  1,041
         -------------------------------------------------------------------------------------

         The Company and its US insurance affiliates have available capital loss carryforwards of $4,800 which will begin to expire in 1999 and can only be used by Capitol Bankers Life Insurance Company.

8.       NOTES PAYABLE

         a) The Company has an outstanding surplus debenture in the amount of $8,500 plus interest at 6.7% issued on December 31, 1995 to ManUSA which matures on December 31, 2005. Payments of principal and interest cannot be made without prior approval of the Insurance Commissioner of the State of Michigan and the Company's Board of Directors, and to the extent the Company has sufficient unassigned surplus on a statutory basis available for such payment.

         b) The Company has an outstanding promissory note in the amount of $33,000 plus interest at 6.95% issued on December 5, 1997 payable to ManUSA which matures on February 1, 2007.


9.       CAPITAL AND SURPLUS

         The Company has two classes of capital stock, as follows:

         As at December 31:
         ($ thousands)                                             1997            1996
         -----------------------------------------------------------------------------------
         Authorized:
             5,000,000 Common shares, Par value $1.00
             5,000,000 Preferred shares, Par value $100.00
         Issued and Outstanding:
             4,501,860 Common shares                            $ 4,501,860      $ 4,501,860
             105,000 Preferred shares                            10,500,000       10,500,000
         -----------------------------------------------------------------------------------
         TOTAL                                                  $15,001,860      $15,001,860
         -----------------------------------------------------------------------------------


         During 1996, the Company issued two common shares to its Parent Company in return for a capital contribution of $15,000.

         During 1995, the Company issued one common share to its Parent Company in return for a capital contribution of $12,570.

         The Company is subject to statutory limitations on the payment of dividends to its Parent. Under Michigan Insurance Law, the payment of dividends to shareholders is restricted to the surplus earnings of the Company, unless prior approval is obtained from the Michigan Insurance Bureau.

         The aggregate statutory capital and surplus of the Company at December 31, 1997 was $56,598 (1996 $76,202). The aggregate statutory net loss of the Company for the year ended 1997 was $2,550 (1996 $15,961; 1995 $13,705). State regulatory authorities prescribe statutory accounting practices that differ in certain respects from generally accepted accounting principles followed by stock life insurance companies. The significant differences relate to investments, deferred acquisition costs, deferred income taxes, non-admitted asset balances and reserve calculation assumptions.


10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values and the estimated fair values of certain of the Company's financial instruments at December 31, 1997 were as follows:


         ($ thousands)                                             Carrying Value        Fair Value
         ------------------------------------------------------------------------------------------
         Assets:
             Fixed maturity and equity securities                   $87,353             $87,353
             Mortgage loans                                             131                 131
             Policy loans                                            14,673              14,673
         Liabilities:
             Promissory note                                         33,000              33,000
             Surplus note                                             8,500               8,220
         ------------------------------------------------------------------------------------------

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

         PROMISSORY NOTE: Carrying value approximates fair value.

         SURPLUS NOTE: Fair value was estimated using current interest rates that were based on U.S. Treasuries for similar maturity ranges.


11.      RELATED  PARTY TRANSACTIONS

         The Company has a formal service agreement with Manulife Financial which can be terminated by either party upon two months' notice. Under the Agreement, the Company will pay direct operating expenses incurred each year by Manulife Financial on its behalf. Services provided under the agreement include legal, actuarial, investment, data processing and certain other administrative services. Costs incurred under this agreement were $30,873, $26,982 and $23,210 in 1997, 1996 and 1995 respectively. In addition, there were $11,249, $6,934 and $5,052 of agents bonuses allocated to the Company during 1997, 1996 and 1995, respectively, which are included in commissions.

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

         Selected amounts relating to the above treaties reflected in the financial statements are as follows:

         For the years ended December 31
         ($ thousands)                                        1997          1996           1995
         ----------------------------------------------------------------------------------------
         Life and annuity premiums assumed                $    509        $  676       $  5,959
         Life and annuity premiums ceded                     1,157             -              -
         Policy reserves assumed                            40,975        44,497         47,386
         Policy reserves ceded                                 130           304          3,838
         ----------------------------------------------------------------------------------------

         Reinsurance recoveries on ceded reinsurance contracts to affiliates were $3,972, $NIL and $NIL during 1997, 1996 and 1995 respectively.

         The Company markets variable life insurance and variable annuity products through Separate Accounts which use Manufacturers Investment Trust (formerly NASL Series Trust) as its investment vehicle. The Manufacturers Investment Trust is an entity sponsored by an affiliated company, The Manufacturers Life Insurance of North America (formerly North American Security Life Insurance Company).

         Manulife Financial provides a claims paying guarantee to the Company's U.S. policyholders.

12.      REINSURANCE

         In the normal course of business, the Company assumes and cedes reinsurance as a party to several reinsurance treaties with major unrelated insurance companies. The Company remains liable for amounts ceded in the event that reinsurers do not meet their obligations.

         The effects of reinsurance on premiums were as follows:

         For the years ended December 31
         ($ thousands)                              1997              1996                1995
         ---------------------------------------------------------------------------------------
         Direct premiums                          $8,572           $12,998             $ 9,809
         Reinsurance ceded                         2,590               776                 475
         ---------------------------------------------------------------------------------------
         TOTAL PREMIUMS                           $5,982           $12,222             $ 9,334
         ---------------------------------------------------------------------------------------

         Reinsurance recoveries on ceded reinsurance contracts were $909, $357 and $170 during 1997, 1996 and 1995 respectively.


13.      FOREIGN OPERATIONS

         The Company markets traditional life insurance products in Taiwan through its Taiwanese Branch. The carrying amount of net assets located in Taiwan as at December 31, 1997 and 1996 was $6,006 and $15,080 respectively.

         The net income (loss) related to the Taiwan and U.S. business was as follows:


         For the years ended December 31
         ($ thousands)                                  1997              1996                1995
         -------------------------------------------------------------------------------------------
         Taiwan                                     $(2,835)         $(17,530)           $ (9,332)
         U.S.                                          (801)             9,123               2,486
         -------------------------------------------------------------------------------------------
         TOTAL                                      $(3,636)         $ (8,407)           $ (6,846)
         -------------------------------------------------------------------------------------------


14.      CONTINGENCIES

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

                          FINANCIAL STATEMENT SCHEDULES

                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULES


The Board Of Directors
The Manufacturers Life Insurance Company Of America



We have audited the financial statements of The Manufacturers Life Insurance Company of America as of December 31, 1997 and 1996 and 1995 and for each of the three years in the period ended December 31, 1997 and have issued our current year report thereon dated March 20, 1998 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in this Annual Report on Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Philadelphia, Pennsylvania                              Ernst & Young LLP
March 20, 1998

                        THE MANUFACTURERS LIFE INSURANCE
                               COMPANY OF AMERICA

                      SCHEDULE I -- SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                DECEMBER 31, 1997
                                  ($THOUSANDS)



                                                                                                 Amount
                                                                         Market                Shown in the
Type of Investment                                     Cost              Value                 Balance Sheet
--------------------------------------------------------------------------------------------------------------
Fixed maturities:
    United States Government                         $ 51,694           $ 52,496                 $ 52,496
    Foreign Governments                                 6,922              7,111                    7,111
    Corporate                                           7,949              8,286                    8,286

--------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                               $ 66,565           $ 67,893                 $ 67,893
--------------------------------------------------------------------------------------------------------------

Equity Securities:
    Common stocks - other                              20,153             19,460                   19,460
Mortgage loans                                            131                                         131
Policy loans                                           14,673                                      14,673
Cash and short term investments                        22,012                                      22,012

--------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                    $123,534           $ 87,353                 $124,169
==============================================================================================================

               THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA
               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                                  ($ THOUSANDS)



                                                  Future
                                                  Policy                        Other
                                                  Benefits                      Policy
                                 Deferred         Losses, Claims                Claims and                       Net
                                 Acquisition      and              Unearned     Benefits        Premium          Investment
Segment                          Costs            Loss Expenses    Premiums     Payable         Revenue          Income
---------------------------------------------------------------------------------------------------------------------------
1997:
    Life Insurance and           $130,355         $91,994          $674         $1,809          $ 5,334          $ 5,103
annuities
    Other (incl. non-                   -               -             -              -                -            3,172
life subsidiaries)
---------------------------------------------------------------------------------------------------------------------------
Total                            $130,355         $91,994          $674         $1,809          $ 5,334          $ 8,275
===========================================================================================================================


1996:
    Life Insurance and           $102,610         $91,915          $635         $  379          $12,898          $ 6,141
annuities
    Other (incl. non-                   -               -             -              -                -           13,510
life subsidiaries)
---------------------------------------------------------------------------------------------------------------------------
Total                            $102,610         $91,915          $635         $  379          $12,898          $19,651
===========================================================================================================================

1995:
    Life Insurance and           $ 78,829         $86,129          $642         $  582          $15,293          $ 5,841
annuities
    Other (incl. non-                   -               -             -              -                -           12,888
life subsidiaries)
---------------------------------------------------------------------------------------------------------------------------
Total                            $ 78,829         $86,129          $642         $  582          $15,293          $18,729
===========================================================================================================================






                                 Benefits, Claims
                                 Losses and          Other
                                 Settlement          Operating
Segment                          Expenses            Expenses
--------------------------------------------------------------
1997:
    Life Insurance and           $ 6,733             $46,968
annuities
    Other (incl. non-                  -               2,472
life subsidiaries)
--------------------------------------------------------------
Total                            $ 6,733             $49,440
==============================================================


1996:
    Life Insurance and           $14,473             $52,067
annuities
    Other (incl. non-                  -               6,185
life subsidiaries)
--------------------------------------------------------------
Total                            $14,473             $58,252
==============================================================

1995:
    Life Insurance and           $16,905             $37,151
annuities
    Other (incl. non-                  -               4,787
life subsidiaries)
--------------------------------------------------------------
Total                            $16,905             $41,938
==============================================================

               THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA
                           SCHEDULE IV -- REINSURANCE
                                  ($ THOUSANDS)




Col. A                               Col. B          Col. C             Col. D            Col. E           Col. F
--------------------------------------------------------------------------------------------------------------------------
                                     Gross           Ceded to           Assumed                            Percentage of
                                     Amount          Other              from Other        Net                 Amount
                                                     Companies          Companies         Amount           Assumed to Net
                                 -----------------------------------------------------------------------------------------
Year ended December 31,
1997:                                $9,834,590      $2,083,344         $84,172           $7,835,418          1.07%
    Life insurance in force
                                 =========================================================================================

Insurance Premiums:
    Life                             $    8,572      $    3,747         $   509           $    5,334          9.54%
                                 =========================================================================================

Year ended December 31,
1996:                                $7,700,816      $  552,986         $98,741           $7,246,571          1.36%
    Life insurance in force
                                 =========================================================================================

Insurance Premiums:
    Life                             $   12,998      $      776         $   676           $   12,898          5.24%
                                 =========================================================================================

Year ended December 31,
1995:                                $5,140,950      $  147,818         $97,908           $5,091,040          1.92%
    Life insurance in force
                                 =========================================================================================

Insurance Premiums:
    Life                             $    9,809      $      475         $ 5,959           $   15,293         38.97%
                                 =========================================================================================

Item 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to Report

                                    PART III

ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The directors and executive officers of the Company, together with their principal occupations during the past five years, are as follows:


Name (Age)                                Position with Manufacturers Life          Principal Occupation
                                          of America
-----------------------------------------------------------------------------------------------------------------------------
Sandra M. Cotter (35)                     Director (since December 1992)            Attorney -- 1989-present, Dykema,
                                                                                    Gossett

James D. Gallagher(42)                    Director, Secretary and                   Vice President, Secretary and
                                          General Counsel                           General Counsel -- January 1997-
                                                                                    present, ManUSA; Vice President,
                                                                                    Legal Services U.S. Operations --
                                                                                    January 1996-present, The
                                                                                    Manufacturers Life Insurance
                                                                                    Company; Vice President, secretary
                                                                                    and General Counsel-- 1994-
                                                                                    present, The Manulife North
                                                                                    America; Vice President and
                                                                                    Associate General Counsel-- 1991-
                                                                                    1994, The Prudential Insurance
                                                                                    Company of America

Bruce Gordon (54)                         Director Since May 1996                   Vice President, U.S. Operations-
                                                                                    Pensions -- 1990-present, The
                                                                                    Manufacturers Life Insurance
                                                                                    Company

Donald A. Guloien (41)                    President and Director (since             Senior Vice President, Business
                                          September 1990)                           Development -- 1994-to present,
                                                                                    The Manufacturers Life Insurance
                                                                                    Company; Vice President, U.S.
                                                                                    Individual Business --1990-1994
                                                                                    The Manufacturers Life Insurance
                                                                                    Company

Theodore Kilkuskie (42)                   Director                                  Vice President, U.S. Individual
                                                                                    Insurance -- January 1997-present,
                                                                                    ManUSA; Vice President, U.S.
                                                                                    Individual Insurance -- June 1995-
                                                                                    present, The Manufacturers Life
                                                                                    Insurance Company; Executive Vice
                                                                                    President, Mutual Funds -- January
                                                                                    1995-May 1995, State Street
                                                                                    Research; Vice President, Mutual
                                                                                    Funds -- 1987-1994, Metropolitan
                                                                                    Life Insurance Company

Joseph J. Pietroski (59)                  Director (since July 1982)                Senior Vice President, General
                                                                                    Counsel and Corporate Secretary --
                                                                                    1988-present, The Manufacturers
                                                                                    Life Insurance Company

John D. Richardson (60)                   Chairman and Director (since              Senior Vice President, and General
                                          January 1995)                             Manager, U.S. Operations -- 1995-
                                                                                    present, he Manufacturers Life
                                                                                    Insurance Company; Senior Vice
                                                                                    President and General Manager,
                                                                                    Canadian Operations -- 1992-1994

John R. Ostler (45)                       Vice President, Chief Actuary and         Financial Vice President -  1992-
                                          Treasurer                                 present, The Manufacturers Life
                                                                                    Insurance Company


Douglas H. Myers (43)                     Vice President, Finance and               Assistant Vice President and
                                          Compliance, Controller                    Controller, U.S. Operations --
                                                                                    1988-present, The Manufacturers
                                                                                    Life Insurance Company

Victor Apps (49)                          Senior Vice President and General         Senior Vice President and
                                          Manager                                   General Manager, Greater China
                                                                                    Division -- 1995-present, The
                                                                                    Manufacturers Life Insurance
                                                                                    Company; Vice President and
                                                                                    General Manager, Greater China
                                                                                    Division -- 1993-1995, The
                                                                                    Manufacturers Life Insurance
                                                                                    Company; International Vice
                                                                                    President, Asia Pacific
                                                                                    Division -- 1988-1993, The
                                                                                    Manufacturers Life Insurance
                                                                                    Company

Robert A. Cook (43)                       Vice President                            Vice President, Product
                                                                                    Management --1996-present, The
                                                                                    Manufacturers Life Insurance
                                                                                    Company; Sales and Marketing
                                                                                    Director, U.K. Division -- 1994-
                                                                                    1995, The Manufacturers Life
                                                                                    Insurance Company; Vice
                                                                                    President, Corporate Strategic
                                                                                    Review -- 1992-1993, The
                                                                                    Manufacturers Life Insurance
                                                                                    Company


Item 11  -    EXECUTIVE COMPENSATION

The company's executive officers may also serve as officers of one or more of Manulife Financial's affiliates. Allocations have been made as to such officers' time devoted to duties as executive officers of the Company. The following table shows the allocated compensation paid or awarded to or earned by the Company's Chief Executive Officer for services provided to the Company. No other executive officer had allocated cash compensation in excess of $100,000.

                           Summary Compensation Table

--------------------------------------------------------------------------------------------------------------------------
Name and     Year      Salary     Bonus    Other             Restricted      Securities         LTIP        All Other
Principal                                  Annual            Stock           Under-lying        Payouts     Compensation (1)
Position                                   Compensation      Award(s)        Options/SARs
-----------------------------------------------------------------------------------------------------------------------------
Donald A.    1997      $8,732     $5,515   n/a               n/a             n/a                n/a         $12
Guloien,
President

(1) Bonus for 1996 performance paid in 1997.

(2) Does not include group health insurance since the plans are the same for all salaried employees. Other Annual Compensation disclosed only if the aggregate value of the perquisite exceeded the lesser of $50,000 or 10% of salary and bonus.

(3) Other Compensation includes the value of term life insurance premiums paid by Manulife for the benefit of the executive officer and Company paid 401(k) plan contributions. In prior years, this column included company paid pension plan contributions but this year there were no company paid contributions since the plan is overfunded.

The Management Resources and Compensation Committee (the "Committee") of the Board of Directors for Manulife Financial approves the compensation programs for all officers as well as the annual review of Manulife Financial's Annual Incentive Plan awards and Long-Term Incentive Plan grants. Executive officers participate in certain plans sponsored by Manulife Financial.

Manulife Financial's executive compensation policies are designed to recognize and reward individual performance as well as provide a total compensation package which is competitive with the median of Manulife Financial's comparator group.

Manulife Financial's officer compensation program is comprised of three key components; base salary, annual incentive and long-term incentive.

SALARY

The Committee approves the salary ranges and salary increase levels for all Vice Presidents and above based on competitive industry data for all markets in which Manulife Financial operates. Salary increases to Manulife Financial's officers and executives have been consistent with the salary increase programs approved for all employees.

In establishing Manulife Financial's competitive position and developing annual salary increase programs, Manulife Financial uses several annual surveys as prepared by independent compensation consulting firms with reference to publicly disclosed information.

The compensation of executive officers is determined by the individual to whom the officer reports and is approved by Manulife Financial.

ANNUAL INCENTIVE PLAN

Manulife Financial's Annual Incentive Plan ("AIP") provides the opportunity to earn incentive bonuses based on the achievement of pre-established corporate and divisional earnings objectives and divisional and individual performance objectives. The AIP uses earnings and performance measures to determine awards with predetermined thresholds for each component as approved by the Committee annually. Incentive award levels are established for each participant based on organizational level. When corporate and divisional performance objectives are significantly exceeded, a participant can receive up to a maximum of 150% to 200% of the established incentive award which would result in incentive award levels ranging from 22.5% to 100% of base salary. For named Executive Officers, incentive award levels range from 20-35% of base salary assuming achievement of targeted performance objectives. If corporate and divisional performance objectives are above or below targeted performance the incentive award is adjusted according to plan guidelines.

LONG TERM INCENTIVE PLAN

                                                              Estimated Future Payouts Under
                                                             Non-Securities-Price-Based Plans
                                                                        (US $)(3)
                                                       -------------------------------------------
                                    Performance or
               Securities Units       Other Period
               or Other Rights      Until Maturation    Threshold                         Maximum
Name               (#)(1)            or Payout(2)       ($ or #)     Target ($ or #)(4)   ($ or #)
-------------  ----------------     ----------------   ----------    ------------------   --------
Don Guloien         837               Jan. 1, 2001         N/A            $4,819             N/A

Notes:

(1) Each grant has two components: Cash Appreciation Rights and Retirement Appreciation Rights.

(2) The appreciation in the value of Cash Appreciation Rights are redeemed four years following the grant date. Retirement Appreciation Rights are only redeemed upon retirement or cessation of employment with the Company.

(3) Canadian dollars converted to US dollars using a book rate of 1.36.

(4) The target is calculated assuming Cash Appreciation Rights are exercised in the fourth year. At that time 50% of the target is redeemed in cash and the balance continues to appreciate until redeemed upon retirement or cessation of employment.


All employees at the Vice President level and above are eligible to participate in the Manulife Financial Long-Term Incentive Plan ("LTIP").

The purpose of the LTIP is to encourage senior officers to act in the long term interests of Manulife Financial and to provide an opportunity to share in value creation as measured by the changes in the Manulife Financial's statutory surplus. The LTIP is an appreciation rights plan which requires that substantial portion of any accumulated gain remain invested with Manulife Financial during the participant's career with Manulife Financial.

The Committee reviews the LTIP on an annual basis with respect to Manulife Financial's performance, targeted growth and competitive position. Based on management's recommendations, the Committee approves certain officers for participation in plan, when grants will be awarded, and the size and terms of grant.

Grants are determined as a percentage of the participant's base salary or Canadian job grade midpoint depending on organization level of the participant.

Each grant has two components: cash appreciation rights and retirement appreciation rights which are granted in tandem on a one-for-one basis. Grants appreciate proportionally to the statutory surplus of Manulife Financial. Cash appreciation rights are exercised on the fourth anniversary of the grant whereas retirement appreciation rights may only be exercised upon retirement. The net present value of the payout opportunity after four years varies between 20% to 100% of base salary depending on the organization level of the participant.

PERQUISITES

In addition to cash compensation, all officers are entitled to a standard benefit package including medical, dental, pension, basic and dependent life insurance, defined benefit plan and long and short-term disability coverage.

Canadian domiciled officers at the Vice President levels and above are eligible to receive the Executive Flexible Spending Account. The objective of the program is to assist and encourage the executive officer to represent the interests and high standards of Manulife Financial, both from a business and a personal perspective. The program's flexibility allows use of the allowance for benefit choices from a comprehensive list of options, including: car, mortgage subsidy and club memberships.

CANADIAN STAFF PENSION PLAN

Canadian domiciled executive officers are eligible to participate in Manulife Financial Canadian Staff Pension Plan and to receive supplemental pension benefits. Under this plan and the supplemental pension benefit program, income is payable for the life of the executive officer, with a guarantee of a minimum of 120 monthly payments. Pensionable earnings for this purpose are calculated as the highest average of the base earnings and bonuses earned over any 36 consecutive months. The pension benefit is determined by years of service multiplied by the sum of 1.3% of pensionable earnings up to the average of the last three years maximum pensionable earnings ("YMPE") and 2% of the excess of pensionable earnings over the average YMPE, without regard to the maximum pension limit for registered pension plans imposed by Revenue Canada.

Employees hired after the age of 40 who become executive officers within one year of hire may also receive a service credit equal to their actual period of service, to a maximum of 10 years. Employees hired between the ages of 30 and 40 who similarly attain executive officer status are entitled to receive a proportionately reduced benefit under this program.

-----------------------------------------------------------------------------------------------------------------
                             Years of Service
                           --------------------------------------------------------------------------------------
Remuneration ($)             15                 20                 25                 30                 35
-----------------------------------------------------------------------------------------------------------------
                             $                  $                  $                  $                  $
-----------------------------------------------------------------------------------------------------------------
125,000                      24,810             33,079             41,349             49,619             57,889
-----------------------------------------------------------------------------------------------------------------
150,000                      30,324             40,432             50,540             60,649             70,757
-----------------------------------------------------------------------------------------------------------------
175,000                      35,839             47,785             59,732             71,678             83,624
-----------------------------------------------------------------------------------------------------------------
200,000                      41,354             55,138             68,923             82,707             96,492
-----------------------------------------------------------------------------------------------------------------
225,000                      46,868             62,491             78,114             93,737             109,360
-----------------------------------------------------------------------------------------------------------------
250,000                      52,383             69,844             87,305             104,766            122,227
-----------------------------------------------------------------------------------------------------------------
300,000                      63,413             84,550             105,688            126,825            147,963
-----------------------------------------------------------------------------------------------------------------
400,000                      85,471             113,962            142,452            170,943            199,433
-----------------------------------------------------------------------------------------------------------------
500,000                      107,530            143,374            179,217            215,060            250,904
-----------------------------------------------------------------------------------------------------------------
600,000                      129,589            172,785            215,982            259,178            302,374
-----------------------------------------------------------------------------------------------------------------
700,000                      151,648            202,197            252,746            303,296            353,845
-----------------------------------------------------------------------------------------------------------------
800,000                      173,707            231,609            289,511            347,413            405,315
-----------------------------------------------------------------------------------------------------------------
900,000                      195,765            261,021            326,276            391,531            456,786
-----------------------------------------------------------------------------------------------------------------
1,000,000                    217,824            290,432            363,040            435,649            508,257
=================================================================================================================


Don Guloien, President and Chief Operating Officer, has 16.8 years of credited service.


Item 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

Title of Class                  Name & Address of               Amount & Nature of              Percent of Class
                                Beneficial Owner                Beneficial Ownership
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

Certain officers and/or directors of the Company are also officers and/or directors of ManEquity, Inc., an affiliated broker/dealer. ManEquity, Inc. received, in 1996, compensation for the sale of variable products issued by the Company in the amount of $21,492,659. Similar payments will be received in 1997.

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


(a) Financial Statements and Exhibits

(1) The following financial statements of the Registrant are filed as part of this report:

a. Report of Independent Auditors dated March 13, 1998.

b. Balance Sheets at December 31, 1997 and 1996.

c. Statements of Income for the Years ended December 31, 1997, 1996 and 1995.

d. Statements of Changes in Capital and Surplus for the Years ended December 31, 1997, 1996 and 1995.

e. Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and
   1995.

f. Notes to Financial Statement - December 31, 1997.


(2)  Financial Statement Schedules:

a. Report of Independent Auditors dated March 13, 1998 on financial statement schedules.

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


                                                                     PAGE IN SEQUENTIAL
                                                                      NUMBERING SYSTEM
                                                                        WHERE EXHIBIT
EXHIBIT NO.                      DESCRIPTION                              LOCATED
-----------                      -----------                              -------
 (1)                                                                  Not applicable

 (2)                                 None

                                                                     PAGE IN SEQUENTIAL
                                                                      NUMBERING SYSTEM
                                                                        WHERE EXHIBIT
EXHIBIT NO.                      DESCRIPTION                              LOCATED
-----------                      -----------                              -------
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

(4)(a)                         Form of Multi-Account                   Incorporated by reference
                               Flexible Variable Annuity               to Exhibit (4)(a) to
                               Policy                                  Pre-Effective Amendment
                                                                       No. 1 on Form S-1 filed by The
                                                                       Manufacturers Life Insurance
                                                                       Company of America on February
                                                                       10, 1994 (File No. 33-57020).

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

                                                                     PAGE IN SEQUENTIAL
                                                                      NUMBERING SYSTEM
                                                                        WHERE EXHIBIT
EXHIBIT NO.                      DESCRIPTION                              LOCATED
-----------                      -----------                              -------
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

(4) (b) (iii)                  Endorsement 0646                        Filed as Exhibit (4) (b) (iii) to
                                                                       Form 10Q by The Manufacturers Life
                                                                       Insurance Company of America on
                                                                       August 14, 1997 (File No.
                                                                       33-57020)
(5)                            Not Applicable

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

                                                                     PAGE IN SEQUENTIAL
                                                                      NUMBERING SYSTEM
                                                                        WHERE EXHIBIT
EXHIBIT NO.                      DESCRIPTION                              LOCATED
-----------                      -----------                              -------
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

 (11)                          None

(12)                                                                   Not Applicable

(13)                                                                   Not Applicable

(14)                                                                   Not Applicable

(15)                           None

(16)                                                                   Not Applicable

(17)                                                                   Not Applicable

(18)                           None

(19)                           None

                                                                     PAGE IN SEQUENTIAL
                                                                      NUMBERING SYSTEM
                                                                        WHERE EXHIBIT
EXHIBIT NO.                      DESCRIPTION                              LOCATED
-----------                      -----------                              -------
(20)                                                                   Not Applicable

(21)                                                                   Not Applicable

(22)                           None

(23)(a)                        None

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


                                       THE MANUFACTURERS LIFE INSURANCE
                                       COMPANY OF AMERICA
                                       (Registrant)

March 30, 1998                         By: /s/ Donald A. Guloien
------------------------                  -------------------------------------
            Date                       DONALD A. GULOIEN
                                       President & Director
                                       (Principal Executive Officer)


Attest
/s/  James D. Gallagher
------------------------
JAMES D. GALLAGHER
Secretary

                                   SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities indicated on this 30th day of March, 1998.

Signature                                    Title
*
-----------------------------               Chairman and Director
JOHN D. RICHARDSON

*
-----------------------------               President and Director
DONALD A. GULOIEN                           (Principal Executive Officer)

*
-----------------------------               Director
SANDRA M. COTTER


/s/  James D. Gallagher
-----------------------------               Director
JAMES D. GALLAGHER

*
-----------------------------               Director
BRUCE GORDON

      *
-----------------------------               Director
JOSEPH J. PIETROSKI

      *
-----------------------------               Director
THEODORE KILKUSKIE, JR.

      *
-----------------------------               Vice President, Finance
DOUGLAS H. MYERS                            (Principal Financial and
                                            Accounting Officer)


*/s/ James D. Gallagher
----------------------------
JAMES D. GALLAGHER
Pursuant to Power of Attorney

                                  EXHIBIT INDEX

Exhibit No.                                 Description
-----------                                 -----------
27                                          Financial data schedule for year ended December 31, 1997