Form 10-Q
period 1998-03-31
MANUFACTURERS LIFE INSURANCE CO OF AMERICA
filed 1998-05-13
CIK 895998

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                            QUARTERLY REPORT PURSUANT
                          TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998



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

                        X   Yes               No
                      ----              ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's sole class of common stock, as of May 1, 1998 is 4,501,860.

               THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

                          Quarterly Report on Form 10-Q
                       For the period ended March 31, 1998


                                             Table of Contents

-------------------------------------------------------------------------------------------------------------------
                                                                                                                Page
                                                                                                                ----
Part I       Financial Information                                                                               3

Item 1.      Financial Statements                                                                                3

             Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997                              3

             Consolidated Statements of Income for the three month period ended March 31, 1998 and 1997          4

             Consolidated Statements of Changes of Capital and Surplus                                           5

             Statements of Cash Flows for the six months ended March 31, 1998 and 1997                           6

             Notes to Financial Statements                                                                       7

Item 2.      Management Discussion and Analysis of Results of Operations and Financial Condition                 8

Part II      Other Information                                                                                  11

Item 1       Legal Proceedings                                                                                  11

Item 2       Change in Securities                                                                               11

Item 3       Default upon Senior Securities                                                                     11

Item 4       Submission of Matters to a vote of Security Holders                                                11

Item 5       Other Information                                                                                  11

Item 6A      Exhibits                                                                                           11

Item 6B      Reports on Form 8-K                                                                                15

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED BALANCE SHEETS


                                                                                           AS AT         AS AT
                                                                                         MARCH 31      DECEMBER 31
ASSETS  ($ thousands)                                                                      1998           1997
-------------------------------------------------------------------------------------------------------------------
INVESTMENTS:                                                                           (UNAUDITED)
Securities available-for-sale, at fair value:
        Fixed maturity (amortized cost: 1998 $56,497; 1997 $66,565)                    $   58,013        $   67,893
        Equity (cost: 1998 $19,979; 1997 $20,153)                                          21,197            19,460
Mortgage loans                                                                                131               131
Policy loans                                                                               15,941            14,673
Cash and short-term investments                                                            19,520            22,012
-------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                                        $114,802          $124,169
-------------------------------------------------------------------------------------------------------------------
Deferred acquisition costs                                                                143,477           130,355
Income taxes recoverable                                                                      619             5,679
Other assets                                                                                9,686             9,364
Separate account assets                                                                 1,005,548           897,044
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $1,274,132        $1,166,611
===================================================================================================================

LIABILITIES, CAPITAL AND SURPLUS ($  thousands)                                              1998              1997
-------------------------------------------------------------------------------------------------------------------
LIABILITIES:
Policyholder liabilities and accruals                                                  $   97,180        $   94,477
Notes payable                                                                              41,500            41,500
Due to affiliates                                                                          12,240            13,943
Deferred income taxes                                                                         811             1,174
Other liabilities                                                                          10,723            11,704
Separate account liabilities                                                            1,005,548           897,044
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                      $1,168,002        $1,059,842
===================================================================================================================
CAPITAL AND SURPLUS:
Common shares                                                                               4,502             4,502
Preferred shares                                                                           10,500            10,500
Contributed surplus                                                                        98,569            98,569
Retained earnings (deficit)                                                                (3,671)           (1,910)
Foreign currency translation adjustment                                                    (5,319)           (5,272)
Net unrealized gain on securities available-for-sale                                        1,549               380
-------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL AND SURPLUS                                                                 106,130           106,769
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, CAPITAL AND SURPLUS                                                 $1,274,132        $1,166,611
===================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


FOR THE THREE MONTHS ENDED MARCH 31
($ thousands)                                              1998         1997
--------------------------------------------------------------------------------

REVENUE:
   Premiums                                               $ 1,950      $ 1,955
   Fee income                                              12,521       10,503
   Net investment income                                    1,634        3,282
   Realized investment gains (losses)                         (82)         166
   Other                                                      203          323
--------------------------------------------------------------------------------
TOTAL REVENUE                                             $16,226      $16,229
--------------------------------------------------------------------------------

BENEFITS AND EXPENSES:
   Policyholder benefits and claims                       $ 5,176      $ 2,747
   Operating costs and expenses                            10,356        8,526
   Commissions                                                553        1,333
   Amortization of deferred acquisition costs               1,328        3,600
   Interest expense                                           908        2,156
   Policyholder dividends                                     656          822
--------------------------------------------------------------------------------
TOTAL BENEFITS AND EXPENSES                               $18,977      $19,184
--------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                   (2,751)      (2,955)
--------------------------------------------------------------------------------
INCOME TAX BENEFIT                                            990        1,036
--------------------------------------------------------------------------------
NET LOSS                                                  $(1,761)     $(1,919)
--------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL AND SURPLUS (UNAUDITED)


                                                                                       NET UNREALIZED     FOREIGN
                                                                          RETAINED  GAINS (LOSSES) ON     CURRENCY       TOTAL
FOR THE THREE MONTHS ENDED MARCH 31, 1998          CAPITAL  CONTRIBUTED   EARNINGS      SECURITIES       TRANSLATION    CAPITAL
($  thousands)                                      STOCK    SURPLUS     (DEFICIT)  AVAILABLE-FOR-SALE   ADJUSTMENT   AND SURPLUS
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                        $15,002    $98,569     $(1,910)        $  380           $(5,272)      $106,769
Net loss during the period                                                (1,761)                                         (1,761)
Change in unrealized gain(loss) ,net of taxes                                             1,169                            1,169
Change in foreign currency translation adjustment                                                             (47)           (47)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998                           $15,002    $98,569     $(3,671)        $1,549           $(5,319)      $106,130
===================================================================================================================================

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


FOR THE THREE MONTHS ENDED MARCH 31
($ thousands)                                                                                1998              1997
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net loss                                                                                 $ (1,761)        $  (1,919)
Adjustments to reconcile net loss to net cash used in operating activities:
     Additions to policy liabilities                                                        1,683               841
     Deferred acquisition costs                                                           (14,871)           (7,598)
     Amortization of deferred acquisition costs                                             1,328             3,600
     Realized loss (gain) on investments                                                       82              (166)
     Additions to deferred income taxes                                                      (964)             (735)
     Other                                                                                  2,188             6,141
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                      $(12,315)        $     164
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Fixed maturity securities sold                                                           $ 12,655         $  36,832
Fixed maturity securities purchased                                                        (2,773)          (36,094)
Equities sold                                                                               2,634             2,091
Equities purchased                                                                         (2,445)           (2,237)
Mortgage loans repaid                                                                           -               (21)
Policy loans advanced, net                                                                 (1,268)             (972)
Guaranteed annuity contracts                                                                    -           171,691
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                                          $  8,803         $ 171,290
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Receipts from variable life and annuity policies
     credited to policyholder account balances                                           $  2,523         $   1,960
Withdrawals of policyholder account balances on
     variable life and annuity policies                                                    (1,503)             (569)
Repayment of bonds payable                                                                      -          (158,760)
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                                          $  1,020         $(157,369)
-------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS:
Increase (decrease) during the period                                                    $ (2,492)        $  14,085
Balance, beginning of year                                                                 22,012            17,493
-------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                                   $ 19,520         $  31,578
===================================================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

               THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)



1.   ORGANIZATION

     The Manufacturers Life Insurance Company of America ("ManAmerica" or the "Company") is a wholly-owned subsidiary of The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA" or the "Parent"), which is in turn an indirectly wholly-owned subsidiary of The Manufacturers Life Insurance Company ("Manulife Financial"), a Canadian-based mutual life insurance company. The Company markets variable annuity and variable life products in the United States and traditional insurance products in Taiwan.


2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of The Manufacturers Life Insurance Company of America and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in ManAmerica's annual report on Form 10-K for the year ended December 31, 1997. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


The following analysis of the consolidated results of operations and financial condition of the Manufacturers Life Insurance Company of America, (hereafter referred to as "ManAmerica" or the "Company") should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements.



CORPORATE STRUCTURE

The Company is a direct wholly-owned U.S. subsidiary of The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA"), which in turn is a direct wholly-owned subsidiary of the Manulife Reinsurance Corporation (U.S.A.) ("MRC"). MRC is an indirectly wholly-owned subsidiary of The Manufacturers Life Insurance Company ("Manulife Financial"), a Canadian mutual insurance company. Manulife Financial, with consolidated assets under management at December 31, 1997 of $79.7 billion ($Can), actively operates in thirteen countries worldwide. Manulife Financial has been doing business in the United States since 1903.

REVIEW OF CONSOLIDATED OPERATING RESULTS AND CONSOLIDATED FINANCIAL CONDITION

The discussion that follows focuses on the results for the three months ended March 31, 1998 compared to the results for the three months ended March 31, 1997.


DEPOSITS AND PREMIUMS

During the first quarter of 1998, strong growth in variable insurance sales continued. Variable universal life deposits of $57.5 million were 33% higher than first quarter 1997 deposits of $43.2 million. Sales of the corporate-owned
(COLI) Variable Universal Life contract, which was introduced in 1997, were particularly strong. The growth in the COLI business in the first quarter of 1998 has contributed to the increase in separate account assets which have grown from $897 million at the end of 1997 to $1,006 million at the end of the first quarter of 1998.

Overall premium income for the first quarter of 1998 at $2.0 million is comparable to $2.0 million for the same period of 1997. Premium activity for the first quarter of 1998 has remained relatively flat with U.S. premiums assumed from ManUSA decreasing by $0.2 million and Taiwan premiums increasing by $0.2 million compared to the first quarter of 1997.


FEE INCOME

Fee income increased to $12.5 million in the first quarter of 1998, compared to $10.5 million in the previous year. Continued strong investment performance and a growing block of inforce business has resulted in higher separate account values and, therefore, higher fee income, which is earned on a percentage of the net value of invested assets in the separate account portfolio.


NET INVESTMENT INCOME

Net investment income was $1.6 million in the first quarter of 1998, compared to $3.3 million in the same period of 1997. Included in the first quarter of 1997 net investment income amount is approximately $2.1 million of interest earned on the Manufacturers Life Mortgage Securities Corporation ("MLMSC") bonds which were repaid on March 1, 1997. Excluding this item, net investment income in the first quarter of 1998 increased by approximately $0.4 million compared to the same period of 1997.


REALIZED CAPITAL GAINS

Realized losses in the first quarter of 1998 were $0.1 million compared to realized gains of $0.2 million in the same period of 1997. The Company does not actively trade assets for capital gains.


POLICYHOLDER BENEFITS

Policyholder benefits were $5.2 million in the first quarter of 1998, compared to $2.7 million in the first quarter of 1997. This increase is primarily due to higher death claims experience in the U.S. business and increased reserves for the Taiwan business due to new business and a much slower run-off of reserves in the first quarter of 1998 as lower surrender levels were experienced compared to the first quarter of 1997.

EXPENSES AND DEFERRED ACQUISITION COSTS (DAC) AMORTIZATION

Operating costs and expenses, including commissions, were $24.0 million for the first quarter of 1998 compared to $15.1 million for the first quarter of 1997 before deferral of acquisition expenses ($10.9 million and $9.9 million respectively net of deferred acquisition expenses). The increase in expenses in the first quarter of 1998 is primarily attributable to costs incurred in the development and sale of the COLI variable universal life product introduced in 1997. A significant portion of these expenses have been deferred in the first quarter of 1998 resulting in an increase in the DAC asset as explained below. The same growth in the COLI inforce block has also contributed to the increase in non-deferrable expenses. DAC amortization expense of $1.3 million for the first quarter of 1998 compares to $3.6 million for the same period in 1997. This decrease is due primarily to a lower DAC amortization rate used in the first quarter of 1998 compared to the first quarter of 1997 because of assumption changes.


NET INCOME

The loss in the first quarter of 1998 was $1.8 million, compared to a loss of $1.9 million in the same period of 1997. Higher fee income and lower DAC amortization expense in the first quarter of 1998 were offset by higher policyholder benefits and operating costs and expenses.


ASSETS

Separate account assets were $1,006 million at the end of the first quarter of 1998, compared to $897 million at the end of 1997. This growth reflects net cash transfers to the separate accounts of $31.8 million and $76.7 million of gains due to strong investment performance of the underlying investment funds and growth in the COLI business.

General account assets were $274 million at the end of the first quarter of 1998, compared to $270 million at the end of 1997.

DAC increased from $130.4 million at the end of 1997 to $143.5 million as at the end of the first quarter of 1998. This increase is primarily due to deferrable acquisition costs associated with the development of the COLI product introduced in 1997.


LIABILITIES

The Company's separate account liabilities increased $108.5 million. Separate Account liabilities move in tandem with changes in Separate Account assets.

PART II--OTHER INFORMATION

Item 1        -       Legal Proceedings
                      Nothing to report.


Item 2        -       Changes in Securities
                      Nothing to report.


Item 3        -       Defaults upon Senior Securities
                      Nothing to report.


Item 4        -       Submission of Matters to a Vote of Security Holders
                      Nothing to report.

Item 5        -       Other Information
                      Nothing to report.


Item 6A       -       Exhibits



                                                      Page in Sequential
                                                       Numbering System
                                                         Where Exhibit
Exhibit No.          Description                            Located
-------------        --------------------------     ---------------------------
(1)                  Not Applicable

(2)                  None

(3)(a)(i)            Restated Articles of           Incorporated by reference to
                     Redomestication of The         Exhibit 3(A)(i) to Post-
                     Manufacturers Life             Effective Amendment No. 6
                     Insurance Company of           on Form S-1 filed by The
                     America**                      Manufacturers Life Insurance
                                                    Company of America on
                                                    December 9, 1996 (File
                                                    No. 33-57020)

(3)(b)(i)            By-Laws of The                 Incorporated by reference to
                     Manufacturers Life             Exhibit 3(b)(i) to Post-
                     Insurance Company of           Effective Amendment No. 6
                     America**                      on Form S-1 filed by The
                                                    Manufacturers Life Insurance
                                                    Company of America on
                                                    December 9, 1996 (File
                                                    No. 33-57020)


(4)(a)               Form of Multi-Account          Incorporated reference to
                     Flexible Variable              Exhibit (4)(a) to
                                                    Pre-Effective Amendment
                                                    No. 1 on Form S-1 filed by
                                                    The Manufacturers Life
                                                    Insurance Company of America
                                                    on February 10, 1994 (File
                                                    No. 33-57020)

(4)(b)(i)            Individual Retirement          Incorporated by reference
                     Annuity Rider                  to Exhibit (4)(b)(i) to Pre-
                                                    Effective Amendment No. 1
                                                    on Form S-1 filed by The
                                                    Manufacturers Life Insurance
                                                    Company of America on
                                                    February 10, 1994 (File
                                                    No. 33-57020)

(4)(b)(i)(a)         Trustee-Owned Policies         Incorporated by reference to
                     Annuity Rider                  Exhibit (4)(b)(i)(a) to Pre-
                                                    Effective Amendment No. 1
                                                    on Form S-1 filed by The
                                                    Manufacturers Life Insurance
                                                    Company of America on
                                                    February 10, 1994 (File
                                                    No. 33-57020)

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

(4)(b)(iii)          Endorsement 0646-END.001       Incorporated by reference to
                                                    Exhibit (4)(b)(ii) to Form
                                                    10Q by The Manufacturers
                                                    Life Insurance Company of
                                                    America on August 14, 1997
                                                    (File No. 33-57020)

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

(10)(b)(i)           Service Agreement             Incorporated by reference to
                     between Manufacturers         Exhibit 8 (a)to the
                     Life of America and           registration statement on
                     The Manufacturers             Form N-4 filed by The
                     Life Insurance                Manufacturers Life Insurance
                     Company                       Company of America on
                                                   January 13, 1993
                                                   (File No. 33-57018)

(10)(b)(ii)          Amendment to Service          Incorporated by reference to
                     Agreement                     Exhibit (8)(b) to the
                                                   registration statement on
                                                   Form N-4 filed by The
                                                   Manufacturers Life Insurance
                                                   Company of America on
                                                   January 13, 1993
                                                   (File No. 33-57018)

(10)(b)(iii)         Second Amendment to           Incorporated by reference to
                     Service Agreement             Exhibit (10)(b)(iii) to the
                                                   registration statement on
                                                   Form N-4 filed by The
                                                   Manufacturers Life Insurance
                                                   Company of America on
                                                   April 29, 1994
                                                   (File No. 33-57018)

(10)(b)(iv)          Service Agreement between     Incorporated by reference to
                     The Manufacturers Life        Exhibit (8)(d) to Post-
                     Insurance Company and         Effective Amendment No. 1
                     ManEquity, Inc. dated         statement on Form N-4 filed
                     January 2, 1991 as amended    by
                     March 1, 1994



                                                    The Manufacturers Life
                                                    Insurance Company of America
                                                    on May 2, 1994
                                                    (File No. 33-57018)

(10)(c)              Specimen Agreement between     Incorporated by reference to
                     ManEquity, Inc. and            Exhibit (3)(b)(i) to the
                     registered representatives     registration statement on
                                                    Form N-4 filed by The
                                                    Manufacturers Life Insurance
                                                    Company of America on
                                                    January 13, 1993
                                                    (File No. 33-57018)

(10)(d)              Specimen Agreement between     Incorporated by reference to
                     Incorporated by ManEquity,     Exhibit (3)(B)(ii) TO the
                     and Dealers                    registration statement on
                                                    Form N-4 filed by The
                                                    Manufacturers Life Insurance
                                                    Company of America on
                                                    January 13, 1993
                                                    (File No. 33-57018)

(11)                 None

(12)                 Not Applicable

(13)                 Not Applicable

(14)                 Not Applicable

(15)                 None

(16)                 Not Applicable

(17)                 Not Applicable

(18)                 None

(19)                 None

(20)                 Not Applicable

(21)                 Not Applicable

(22)                 None

(23)                 None

(24)                 Power of Attorney**            Incorporated by reference to
                                                    Exhibit (12) to Post-



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


                                           THE MANUFACTURERS LIFE INSURANCE
                                           COMPANY OF AMERICA
                                                      (Registrant)




May 13, 1998                               By:     /s/ Douglas H. Myers
-----------------------------                 ---------------------------------
Date                                                   DOUGLAS H. MYERS
                                                    Vice-President, Finance
                                                  (Principal Financial Officer)






May 13, 1998                               By:     /s/ Donald A. Guloien
-----------------------------                 ---------------------------------
Date                                                   DONALD A. GULOIEN
                                                      President & Director
                                                  (Principal Executive Officer)

                                  EXHIBIT INDEX


Exhibit No.             Description
-----------             -----------

27                      Financial data schedule for quarter ended March 31, 1998