Form 10-Q
period 1998-06-30
MANUFACTURERS LIFE INSURANCE CO OF AMERICA
filed 1998-08-12
CIK 895998

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                            QUARTERLY REPORT PURSUANT
                          TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998



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

                            X  Yes           No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's sole class of common stock, as of June 1, 1998 is 4,501,860.

               THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

                          Quarterly Report on Form 10-Q
                       For the period ended June 30, 1998

                                Table of Contents


                                                                            Page

Part I   Financial Information                                                 3
Item 1.  Financial Statements                                                  3

         Consolidated Balance Sheets as at June 30, 1998 and December
         31, 1997                                                              3

         Consolidated Statements of Income for the three and six month
         periods ended June 30, 1998 and 1997                                  4

         Statements of Cash Flows for the six months ended June 30, 1998
         and 1997                                                              5

         Notes to Financial Statements                                         6

Item 2.  Management Discussion and Analysis of Financial Condition and
         Results of Operations                                                 8

Part II  Other Information                                                    11

Item 1   Legal Proceedings                                                    11

Item 2   Change in Securities                                                 11

Item 3   Default upon Senior Securities                                       11

Item 4   Submission of Matters to a vote of Security Holders                  11

Item 5   Other Information                                                    11

Item 6A  Exhibits                                                             11

Item 6B  Reports on Form 8-K                                                  15

               The Manufacturers Life Insurance Company of America

                     Consolidated Balance Sheets (Unaudited)

                                                                           As at          As at
                                                                          June 30       December 31
ASSETS ($ thousands)                                                       1998            1997
---------------------------------------------------------------------------------------------------
INVESTMENTS:                                                            (UNAUDITED)
Securities available-for-sale, at fair value:
         Fixed maturity (amortized cost: 1998 $48,248; 1997 $66,565)    $    50,421     $    67,893
         Equity (cost: 1998 $20,419; 1997 $20,153)                           20,642          19,460
Mortgage loans                                                                   85             131
Policy loans                                                                 16,978          14,673
Cash and short-term investments                                              22,106          22,012
---------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                       $   110,232     $   124,169
---------------------------------------------------------------------------------------------------
Deferred acquisition costs                                                  149,112         130,355
Income taxes recoverable                                                      3,488           5,679
Other assets                                                                  9,205           9,364
Separate account assets                                                   1,014,979         897,044
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $ 1,287,016     $ 1,166,611
===================================================================================================
LIABILITIES, CAPITAL AND SURPLUS ($  thousands)                                1998            1997
---------------------------------------------------------------------------------------------------
LIABILITIES:
Policyholder liabilities and accruals                                   $    96,625     $    94,477
Notes payable                                                                 8,500          41,500
Due to affiliates                                                            10,195          13,943
Deferred income taxes                                                         2,762           1,174
Other liabilities                                                            14,330          11,704
Separate account liabilities                                              1,014,979         897,044
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                       $ 1,147,391     $ 1,059,842
===================================================================================================
CAPITAL AND SURPLUS:
Common shares                                                                 4,502           4,502
Preferred shares                                                             10,500          10,500
Contributed surplus                                                         132,887          98,569
Retained earnings (deficit)                                                  (3,573)         (1,910)
Foreign currency translation adjustment                                      (6,061)         (5,272)
Net unrealized gain on securities
       available-for-sale                                                     1,370             380
---------------------------------------------------------------------------------------------------
TOTAL CAPITAL AND SURPLUS                                                   139,625         106,769
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, CAPITAL AND SURPLUS                                  $ 1,287,016     $ 1,166,611
===================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               The Manufacturers Life Insurance Company of America

                  Consolidated Statements of Income (unaudited)

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30                  JUNE 30

($ thousands)                                        1998         1997         1998         1997
--------------------------------------------------------------------------------------------------
REVENUE:
     Premiums                                      $  2,208     $  1,687     $  4,158     $  3,642
     Fee income                                      13,344       11,674       26,011       22,405
     Net investment income                              985        3,406        2,619        6,688
     Realized investment gains (losses)                  74         (371)          (8)        (205)
     Other                                               47           48          104          143
--------------------------------------------------------------------------------------------------
TOTAL REVENUE                                      $ 16,658     $ 16,444     $ 32,884     $ 32,673
==================================================================================================

BENEFITS AND EXPENSES:
     Policyholder benefits and claims              $  2,406     $ (1,054)    $  7,582     $  1,693
     Operating costs and expenses                     9,117        7,538       19,473       16,064
     Commissions                                        743        1,013        1,296        2,346
     Amortization of deferred acquisition costs       3,158        3,724        4,486        7,324
     Interest expense                                   976           --        1,884        2,156
     Policyholder dividends                             138          411          794        1,233
--------------------------------------------------------------------------------------------------
TOTAL BENEFITS AND EXPENSES                        $ 16,538     $ 11,632     $ 35,515     $ 30,816
--------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                       120        4,812       (2,631)       1,857
--------------------------------------------------------------------------------------------------
INCOME TAX BENEFIT (EXPENSE)                            (22)      (2,096)         968       (1,060)
--------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $     98     $  2,716     $ (1,663)    $    797
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

               The Manufacturers Life Insurance Company of America

                Consolidated Statements of Cash Flows (Unaudited)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30

($ thousands)                                                                       1998         1997
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                                $  (1,663)    $     797
Adjustments to reconcile net income to net cash used in operating activities:
     Additions (decreases) to policy liabilities                                       304          (835)
     Deferred acquisition costs                                                    (24,055)      (15,209)
     Amortization of deferred acquisition costs                                      4,486         7,324
     Realized losses on investments                                                      8           205
     Decreases to deferred income taxes                                              1,110            77
     Other                                                                           2,674        (6,086)
--------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                            $ (17,136)    $ (13,727)
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Fixed maturity securities sold                                                   $  23,438     $  60,461
Fixed maturity securities purchased                                                 (5,538)      (46,244)
Equities sold                                                                        4,922         4,359
Equities purchased                                                                  (5,177)       (4,555)
Mortgage loans repaid                                                                   46           (43)
Policy loans advanced, net                                                          (2,305)       (2,868)
Guaranteed annuity contracts                                                            --       171,691
--------------------------------------------------------------------------------------------------------
Cash provided by investing activities                                            $  15,386     $ 182,801
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Receipts from variable life and annuity policies
     credited to policyholder account balances                                   $   4,080     $   4,048
Withdrawals of policyholder account balances on
     variable life and annuity policies                                             (2,236)       (1,219)
Repayment of bonds payable                                                              --      (158,760)
Reduction of notes payable                                                         (34,318)           --
Conversion of notes payable to contributed surplus                                  34,318            --
--------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                                  $   1,844     $(155,931)
--------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS:
Increase during the period                                                       $      94     $  13,143
Balance, beginning of year                                                          22,012        17,493
--------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                           $  22,106     $  30,636
========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               The Manufacturers Life Insurance Company of America

                   Notes to Consolidated Financial Statements

                                  June 30, 1998

                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of The Manufacturers Life Insurance Company of America and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in ManAmerica's annual report on Form 10-K for the year ended December 31, 1997. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.


2.       COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose annual financial statements. Comprehensive income includes all changes in capital and surplus during a period except those resulting from investments by, and distributions to shareholders. The adoption of SFAS 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

         Total comprehensive income for the six months ended June 30, 1998 and 1997 was as follows:

                                                            SIX MONTHS ENDED
                                                                 JUNE 30
COMPREHENSIVE INCOME:                                     1998            1997
-------------------------------------------------------------------------------

NET INCOME (LOSS)                                       $(1,663)         $  797

OTHER COMPREHENSIVE INCOME, NET OF TAX:
     Unrealized holding gains
     on available-for-sale securities                       990           1,068
     Foreign currency translation                          (789)              -
-------------------------------------------------------------------------------
Other comprehensive income                              $   201          $1,068

-------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                             $(1,462)         $1,865
-------------------------------------------------------------------------------

         Other comprehensive income is reported net of taxes of $533 and $575 respectively for the six months ended June 30, 1998 and 1997.

3.       CAPITAL CONTRIBUTION

         On June 30, 1998 an outstanding promissory note issued by the Company on December 5, 1997 to ManUSA in the amount of $34.3 million ($33 million principal plus $1.3 million accrued interest) was converted to capital and reported as contributed surplus.

4.       COMPARATIVE FIGURES

         Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 financial statement presentation.

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

REVIEW OF CONSOLIDATED OPERATING RESULTS AND CONSOLIDATED FINANCIAL CONDITION

The discussion that follows focuses on the results for the six months ended June 30, 1998 compared to the results for the six months ended June 30, 1997.

DEPOSITS AND PREMIUMS

The strong growth in variable insurance sales experienced during the first quarter of 1998 leveled off during the second quarter. Variable universal life
(VUL) deposits of $103.1 million for the first half of 1998 were 23% higher than the VUL deposits of $83.7 million for the same period in 1997. VUL deposits for the three months ended June 30, 1998 increased by $45.6 million compared to an increase of $40.5 million for the same period in 1997. Sales of the corporate-owned (COLI) Variable Universal Life contract, which was introduced in 1997, continued to increase in the second quarter of 1998 compared to 1997, though at a slower pace than in the first quarter of 1998. The growth in the COLI business in the first half of 1998 has contributed to the increase in separate account assets which have grown from $897 million at the end of 1997 to $1,015 million at the end of the first half of 1998.

Overall premium income for the first half of 1998 was $4.2 million compared to $3.6 million for the same period of 1997. U.S. premiums assumed from ManUSA have decreased $0.2 million and Taiwan premiums have increased by $0.8 million for the six months ended June 30, 1998 compared to the same period of 1997.


FEE INCOME

Fee income increased to $26.0 million in the first half of 1998, compared to $22.4 million for the same period in 1997. The majority of the increase in fee income is attributable to cost of insurance charges on a larger inforce block of business in 1998 compared to 1997, and management fees earned on separate account assets which have increased significantly in 1998 compared to 1997 as explained by the growth in deposits above.


NET INVESTMENT INCOME

Net investment income was $2.6 million in the first half of 1998, compared to $6.7 million in the same period of 1997. Included in the 1997 net investment income amount is approximately $2.5 million of interest earned on the Manufacturers Life Mortgage Securities Corporation ("MLMSC") bonds which were repaid on March 1, 1997. Excluding this item, net investment income in the first half of 1998 decreased by approximately $1.6 million compared to the same period of 1997. This decrease is due to a decrease in bond holdings during the first half of 1998 compared to the first half of 1997.


POLICYHOLDER BENEFITS

Policyholder benefits were $7.6 million in the first half of 1998, compared to $1.7 million in the first half of 1997. This increase is primarily due to increased reserves for the Taiwan business due to new business and a slower run-off of reserves in the first half of 1998 as lower surrender levels were experienced compared to the first half of 1997.


EXPENSES AND DEFERRED ACQUISITION COSTS (DAC) AMORTIZATION

Operating costs and expenses, including commissions, were $44.4 million for the first half of 1998 compared to $32.7 million for the first half of 1997 before deferral of acquisition expenses ($20.8 million and $18.4 million respectively net of deferred acquisition expenses). The increase in expenses in the first half of 1998 is primarily attributable to costs incurred in the development and sale of the COLI variable universal life product introduced in 1997. A significant portion of these expenses have been deferred in the first half of 1998 resulting in an increase in the DAC asset as explained below. The DAC amortization expense for the first half of 1998 was $4.5 million compared to $7.3 million for the same period in 1997. This decrease is due primarily to a lower DAC amortization rate used in 1998 compared to 1997 because of assumption changes.



NET INCOME

The net loss in the first half of 1998 was $1.7 million, compared to net income of $0.8 million in the same period of 1997. Increased fee income and lower DAC amortization expense in the first half of 1998 were more than offset by significantly higher policyholder benefits and operating costs and expenses and lower investment income.


ASSETS

Separate account assets were $1,015 million at the end of the first half of 1998, compared to $897 million at the end of 1997. This growth reflects net cash transfers to the separate accounts of $47.2 million, and $70.8 million of gains due primarily to strong investment performance in the first quarter of 1998 of the underlying investment funds and growth in the COLI business. For the three months ended June 30, 1998, net transfers totalled $15.4 million compared to $19.0 million for the same period in 1997, and investment losses of $6.0 million were recorded in the three months ended June 30, 1998 compared to investment gains of $75.8 million in 1997. The poor investment performance in the three months ended June 30, 1998 is due to unfavorable stock market performance during this period.

DAC increased from $130.4 million at the end of 1997 to $149.1 million as at the end of the first half of 1998. This increase is primarily due to deferrable acquisition costs associated with the development of the COLI product introduced in 1997.


LIABILITIES

The Company's separate account liabilities increased $117.9 million. Separate Account liabilities move in tandem with changes in Separate Account assets.

General account liabilities decreased from $162.8 million at the end of 1997 to $132.4 million at June 30, 1998 due to the conversion of a note payable of approximately $34 million to capital in the second quarter. See note 4 for additional details.

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

(1)               Not Applicable

(2)               None

(3)(a)(i)         Restated Articles of             Incorporated by reference
                  Redomestication of The           to Exhibit 3 (A)(i) to Post-
                  Manufacturers Life               Effective Amendment No. 6
                  Insurance Company of             on Form S-1 filed by The
                  America                          Manufacturers Life Insurance
                                                   Company of America on
                                                   December 9, 1996 (File No.
                                                   33-57020)

(3)(b)(i)         By-Laws of The                   Incorporated by reference to
                  Manufacturers Life               Exhibit 3 (b)(i) to Post-
                  Insurance Company of             Effective Amendment No. 6
                  America                          on Form S-1 filed by The
                                                   Manufacturers Life Insurance
                                                   Company of America on
                                                   December 9, 1996 (File No.
                                                   33-57020)

(4)(a)            Form of Multi-Account            Incorporated reference to
                  Flexible Variable                Exhibit (4)(a) to Pre-
                                                   Effective Amendment No.1 on
                                                   Form S-1 filed by The
                                                   Manufacturers Life Insurance
                                                   Company of America on
                                                   February 10, 1994 (File No.
                                                   33-57020)

(4)(b)(i)         Individual Retirement            Incorporated by reference to
                  Annuity Rider                    Exhibit (4)(b)(i) to Pre-
                                                   Effective Amendment No.1 on
                                                   Form S-1 filed by The
                                                   Manufacturers Life Insurance
                                                   Company of America on
                                                   February 10, 1994 (File No.
                                                   33-57020)

(4)(b)(i)(a)      Trustee-Owned Policies           Incorporated by reference to
                  Annuity Rider                    Exhibit (4)(b)(i)(a)  to
                                                   Pre-Effective Amendment No.
                                                   1 on Form S-1 filed by The
                                                   Manufacturers Life Insurance
                                                   Company of America on
                                                   February 10, 1994 (File No.
                                                   33-57020)

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

(5)               Not Applicable

(6)               Not Applicable

(7)               Not Applicable

(8)               Not Applicable

(9)               Not Applicable

(10)(a)           Reinsurance Agreement            Incorporated by reference to
                                                   Exhibit (10)(a) to
                                                   Pre-Effective Amendment No.1
                                                   on Form S-1 filed by The
                                                   Manufacturers Life Insurance
                                                   Company of America on
                                                   February 10, 1994 (File No.
                                                   33-57018)

(10)(b)(i)        Service Agreement                Incorporated by reference to
                  between Manufacturers            Exhibit 8(a) to the
                  Life of America and              registration statement on
                  The Manufacturers                Form N-4 filed by The
                  Life Insurance                   Manufacturers Life Insurance
                  Company                          Company of America on
                                                   January 13, 1993 (File No.
                                                   33-57018)

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

(10)(b)(iii)      Second Amendment to              Incorporated by reference to
                  Service Agreement                Exhibit (10)(b) (iii) to
                                                   the registration statement on
                                                   Form N-4 filed by The
                                                   Manufacturers Life Insurance
                                                   Company of America on April
                                                   29, 1994 (File No. 33-57018)

(10)(b)(iv)       Service Agreement between        Incorporated by reference to
                  The Manufacturers Life           Exhibit (8)(d) to Post-
                  Insurance Company and            Effective Amendment No.1
                  ManEquity, Inc. dated            statement on Form N-4 filed
                  January 2, 1991 as amended       by
                  March 1, 1994

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

(10)(d)           Specimen Agreement between       Incorporated by reference to
                  Incorporated by ManEquity,       Exhibit (3)(B)(ii) TO
                  and Dealers                      the registration statement on
                                                   Form N-4 filed by The
                                                   Manufacturers Life Insurance
                                                   Company of America on January
                                                   13, 1993 (File No. 33-57018)

(11)              None

(12)              Not Applicable

(13)              Not Applicable

(14)              Not Applicable

(15)              None

(16)              Not Applicable

(17)              Not Applicable

(18)              None

(19)              None

(20)              Not Applicable

(21)              Not Applicable

(22)              None

(23)              None

(24)              Power of Attorney                Incorporated by reference to
                                                   Exhibit (12) to Post-

                                                   Effective Amendment No.10
                                                   on Form S-6 filed by The
                                                   Manufacturers Life Insurance
                                                   Company of America on
                                                   February 28, 1997 (File
                                                   No.33-52310)

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


                                    THE MANUFACTURERS LIFE INSURANCE
                                    COMPANY OF AMERICA
                                               (Registrant)




August 14, 1998                     By: /s/ Douglas H. Myers
--------------------                    ----------------------------------
Date                                    DOUGLAS H. MYERS
                                        Vice-President, Finance
                                        (Principal Financial Officer)






August 14, 1998                     By: /s/ Donald A. Guloien
--------------------                    ----------------------------------
Date                                    DONALD A. GULOIEN
                                        President & Director
                                        (Principal Executive Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

27                Financial data schedule for quarter ended June 30, 1998