Form 10-Q
period 1998-09-30
MANUFACTURERS LIFE INSURANCE CO OF AMERICA
filed 1998-11-13
CIK 895998

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                            QUARTERLY REPORT PURSUANT
                          TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's sole class of common stock, as of September 30, 1998 is 4,501,860.

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

                         Quarterly Report on Form 10-Q
                    For the period ended September 30, 1998

                               Table of Contents



                                                                                                                         Page
Part I     Financial Information                                                                                         3

Item 1.    Financial Statements                                                                                          3

           Consolidated Balance Sheets as at September 30, 1998 and December 31, 1997                                    3

           Consolidated Statements of Income for the three and nine month periods ended September 30, 1998 and 1997      4

           Statements of Cash Flows for the nine months ended September 30, 1998 and 1997                                5

           Notes to Financial Statements                                                                                 6

Item 2.    Management Discussion and Analysis of Results of Operations and Financial Condition                           7

Part II    Other Information                                                                                            13

Item 1     Legal Proceedings                                                                                            13

Item 2     Change in Securities                                                                                         13

Item 3     Default upon Senior Securities                                                                               13

Item 4     Submission of Matters to a vote of Security Holders                                                          13

Item 5     Other Information                                                                                            13

Item 6A    Exhibits                                                                                                     13

Item 6B    Reports on Form 8-K                                                                                          16

              The Manufacturers Life Insurance Company of America

                    Consolidated Balance Sheets (Unaudited)


                                                                                            As at            As at
                                                                                     September 30       December 31
ASSETS  ($ thousands)                                                                        1998              1997
-------------------------------------------------------------------------------------------------------------------
Investments:                                                                          (Unaudited)

Securities available-for-sale, at fair value:
       Fixed maturity (amortized cost: 1998 $49,413; 1997 $66,565)                    $    54,255       $    67,893
       Equity (cost: 1998 $20,013; 1997 $20,153)                                           17,886            19,460
Policy loans                                                                               18,341            14,673
Cash and short-term investments                                                            21,559            22,012
-------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                                     $   112,041       $   124,038
-------------------------------------------------------------------------------------------------------------------
Deferred acquisition costs                                                                155,300           130,355
Income taxes recoverable                                                                    4,225             5,679
Other assets                                                                                7,508             9,495
Separate account assets                                                                   929,356           897,044
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $ 1,208,430       $ 1,166,611
===================================================================================================================

LIABILITIES, CAPITAL AND SURPLUS ($  thousands)                                              1998              1997
-------------------------------------------------------------------------------------------------------------------
Liabilities:
Policyholder liabilities and accruals                                                 $    99,494       $    94,477
Notes payable                                                                               8,500            41,500
Due to affiliates                                                                          14,008            13,943
Deferred income taxes                                                                       2,334             1,174
Other liabilities                                                                          15,873            11,704
Separate account liabilities                                                              929,356           897,044
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                     $ 1,069,565       $ 1,059,842
===================================================================================================================
Capital and Surplus:
Common shares                                                                         $     4,502       $     4,502
Preferred shares                                                                           10,500            10,500
Contributed surplus                                                                       132,887            98,569
Retained earnings (deficit)                                                                (4,677)           (1,910)
Foreign currency translation adjustment                                                    (5,986)           (5,272)
Net unrealized gain on securities
       available-for-sale                                                                   1,639               380
-------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL AND SURPLUS                                                             $   138,865       $   106,769
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, CAPITAL AND SURPLUS                                                $ 1,208,430       $ 1,166,611
===================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

              The Manufacturers Life Insurance Company of America

                 Consolidated Statements of Income (unaudited)



                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30                  September 30

 ($ thousands)                                                          1998       1997               1998       1997
---------------------------------------------------------------------------------------------------------------------
REVENUE:
     Premiums                                                       $   2,109    $  2,376           $ 6,267   $  6,018
     Fee income                                                        13,581      10,114            39,592     32,519
     Net investment income                                              1,578        (387)            4,197      6,301
     Realized investment gains (losses)                                     -         117                (8)       (88)
     Other                                                                156          43                260       186
---------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                       $  17,424    $ 12,263            $50,308  $ 44,936
---------------------------------------------------------------------------------------------------------------------


BENEFITS AND EXPENSES:
     Policyholder benefits and claims                               $   3,879    $  5,357           $ 11,461  $  7,050
     Operating costs and expenses                                      10,320       9,457             29,793    25,521
     Commissions                                                          599         609              1,895     2,955
     Amortization of deferred acquisition costs                         3,641       2,890              8,127    10,214
     Interest expense                                                     381           -              2,265     2,156
     Policyholder dividends                                               180          49                974     1,282
---------------------------------------------------------------------------------------------------------------------
TOTAL BENEFITS AND EXPENSES                                         $  19,000    $ 18,362           $ 54,515  $ 49,178
---------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                      (1,576)     (6,099)            (4,207)   (4,242)
---------------------------------------------------------------------------------------------------------------------
INCOME TAX BENEFIT (EXPENSE)                                              472       2,036              1,440       976
---------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                   $  (1,104)   $ (4,063)          $ (2,767)  $(3,266)
---------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

              The Manufacturers Life Insurance Company of America

               Consolidated Statements of Cash Flows (Unaudited)


                                                                                            Nine Months Ended
                                                                                              September  30
($ thousands)                                                                             1998              1997
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net loss                                                                              $   (2,767)        $  (3,266)
Adjustments to reconcile net income to net cash used in operating activities:
     Additions (decreases) to policy liabilities                                            3,598           (2,213)
     Deferred acquisition costs                                                          (33,818)          (20,267)
     Amortization of deferred acquisition costs                                             8,127            10,214
     Realized losses on investments                                                             8                88
     Additions (decreases) to deferred income taxes                                           620           (2,577)
     Other                                                                                  9,206             3,533
-------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                 $  (15,026)        $  (14,488)
-------------------------------------------------------------------------------------------------------------------
Investing Activities:
Fixed maturity securities sold                                                        $    23,363        $   67,003
Fixed maturity securities purchased                                                       (6,654)           (46,244)
Equities sold                                                                               7,032             6,671
Equities purchased                                                                        (6,919)            (6,752)
Policy loans advanced, net                                                                (3,668)            (3,696)
Guaranteed annuity contracts                                                                    -           171,691
-------------------------------------------------------------------------------------------------------------------
Cash provided by investing activities                                                 $    13,154        $  188,673
-------------------------------------------------------------------------------------------------------------------
Financing Activities:
Receipts from variable life and annuity policies
     credited to policyholder account balances                                        $     6,071        $    5,735
Withdrawals of policyholder account balances on
     variable life and annuity policies                                                   (4,652)            (2,891)
Repayment of bonds payable                                                                      -          (158,760)
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                                       $     1,419        $ (155,916)
-------------------------------------------------------------------------------------------------------------------
Cash and Short-Term Investments:
Increase (decrease)  during the period                                                $     (453)        $   18,269
Balance, beginning of year                                                                 22,012            17,493
-------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                                $    21,559        $   35,762
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

               The Manufacturers Life Insurance Company of America

                   Notes to Consolidated Financial Statements

                               September 30, 1998

                                   (Unaudited)



1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of The Manufacturers Life Insurance Company of America and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in ManAmerica's annual report on Form 10-K for the year ended December 31, 1997. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.


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

         Total comprehensive income for the three months and nine months ended September 30, 1998 and 1997 was as follows:



                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30                September 30
          COMPREHENSIVE INCOME:                                          1998        1997             1998        1997
          ------------------------------------------------------------------------------------------------------------
          Net income (loss)                                        $  (1,104)    $ (4,063)       $  (2,767)   $ (3,266)

          Other comprehensive income, net of tax:
               Unrealized holding gains (losses)
               on available-for-sale securities                          269         (396)           1,259         672
               Foreign currency translation                               75           --             (714)         --
          ------------------------------------------------------------------------------------------------------------
          Other comprehensive income (loss)                        $     344     $   (396)       $     545    $    672
          ------------------------------------------------------------------------------------------------------------
          COMPREHENSIVE INCOME (LOSS)                              $    (760)    $ (4,459)       $  (2,222)   $ (2,594)
          ------------------------------------------------------------------------------------------------------------

         Other comprehensive income is reported net of taxes of $185 and $(213) for the three months and $293 and $362 for the nine months ended September 30, 1998 and 1997, respectively.

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



CORPORATE STRUCTURE AND OVERVIEW

The Company is a direct wholly-owned U.S. subsidiary of The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA"), which in turn is a direct wholly-owned subsidiary of the Manulife Reinsurance Corporation (U.S.A.) ("MRC"). MRC is an indirectly wholly-owned subsidiary of The Manufacturers Life Insurance Company ("Manulife Financial"), a Canadian mutual insurance company. Manulife Financial has been doing business in the United States since 1903.

On January 20, 1998, the Board of Directors of Manulife Financial asked the management of Manulife Financial to prepare a plan for conversion of Manulife Financial from a mutual life insurance company to an investor-owned, publicly-traded stock company. Any demutualization plan for Manulife Financial is subject to the approval of Manulife Financial's Board of Directors and policyholders as well as regulatory approval.



The Company is active in two distinct businesses:

     a)       Domestically, the sale of Variable Insurance Products

     b) Internationally, the sale of individual insurance products through Branch Operations in Taiwan

VARIABLE PRODUCTS

During the last four years the company has grown significantly through variable insurance sales. This growth reflects:

     a) continuing shift in consumer preference as they seek greater control over their investment decision making,

     b)       more active marketing and sales practices by the company,

     c) increased consumer acceptance of this product due to increasing estate planning needs.

This growth has continued in 1998 with variable universal life (VUL) deposits for the nine months ending September, 1998 being 128% of the VUL deposits for the same period in 1997. The Company's introduction in 1997 of a corporate-owned
(COLI) Variable Universal Life contract together with the addition of nineteen new investment accounts have been positively received as discussed in detail below.

Variable annuity deposits for the nine months ended September 30, 1998 were 22% of deposit levels for the same period in 1997. The Company has de-emphasized the sale of variable annuities and concentrated on the sale of estate planning variable life products which is more consistent with its client and producer base.

Variable annuities for Manulife Financial are currently being marketed through an affiliated company, The Manufacturers Life Insurance Company of North America.



TAIWAN

The Company entered Taiwan in 1992 as a start-up venture to sell traditional insurance products through its Taiwan branch with full operations commencing during 1995. The currency crisis experienced in Asia in the fourth quarter of 1997 impacted the Taiwan branch operations through higher lapses as policyholders had difficulty paying premiums largely denominated in U.S. dollars. During the first nine months of 1998, there has been a significant improvement in the Taiwan business lapse ratios compared to 1997. Taiwan premiums for the nine months ended September 30, 1998 have increased by $0.5 million compared to the same period for 1997.



In addition to the above businesses, the Company assumes reinsurance from its Parent Company, ManUSA. The Company reinsures an inforce individual participating life insurance block of business which does not include any new business.




REVIEW OF CONSOLIDATED OPERATING RESULTS AND CONSOLIDATED FINANCIAL CONDITION

The discussion that follows focuses on the results for the nine months and three months ended September 30, 1998 compared to the results for the nine months and three months ended September 30, 1997.


DEPOSITS AND PREMIUMS

Variable universal life (VUL) deposits of $154.1 million for the nine months and $51.0 million for the three months ended September 30, 1998 were 28% and 40% higher respectively than the VUL deposits of $120.2 million and $36.5 million for the same periods in 1997. Sales of the corporate-owned (COLI) Variable Universal Life contract, which was introduced in 1997, continued to increase in the third quarter of 1998 compared to 1997. The growth in the COLI business in the first nine months of 1998 has contributed to the increase in the separate account assets from $897 million at the end of 1997 to $929 million at September 30, 1998. The growth in VUL business was offset in part by unfavorable investment performance.

Overall premium income was $6.3 million for the nine months and $2.1 million for the three months ended September 30, 1998 compared to $6.0 million and $2.4 million for the same period of 1997. U.S. premiums assumed from ManUSA have decreased by $0.3 million and Taiwan premiums have increased by $0.5 million for the nine months ended September 30, 1998 compared to the same period of 1997.


FEE INCOME

Fee income increased by $7.1 million, or 22%, for the nine months and $3.5 million, or 34%, for the three months ended September 30, 1998 from the same periods in 1997. The majority of the increase in fee income in 1998 is attributable to cost of insurance charges on a larger inforce block of business in 1998 compared to 1997. Cost of insurance charges increased by $5.3 million, or 34%, for the nine months and increased by $2.5 million, or 52%, for the three months ended September 30, 1998 from the same periods in 1997.


NET INVESTMENT INCOME

Net investment income was $4.2 million for the nine months ended September 30, 1998, compared to $6.3 million in the same period of 1997. Included in the 1997 net investment income amount is approximately $2.5 million of interest earned on the Manufacturers Life Mortgage Securities Corporation ("MLMSC") bonds which were repaid on March 1, 1997. Excluding this item, net investment income in the nine months ended September 30, 1998 increased by approximately $0.4 million compared to the same period of 1997.


POLICYHOLDER BENEFITS

Policyholder benefits increased by $4.4 million for the nine months and decreased by $1.5 million for the three months ended September 30, 1998 compared to the same periods in 1997. The increase in the policyholder benefits for the nine months ended September 30, 1998 is primarily due to increased reserves for the Taiwan business due to new business and a slower run-off of reserves in the first nine months of 1998 as lower surrender levels were experienced compared to the same period in 1997.

EXPENSES AND DEFERRED ACQUISITION COSTS (DAC) AMORTIZATION

Operating costs and expenses, including commissions, were $64.1 million for the nine months and $19.8 for the three months ended September 30, 1998 compared to $48.3 million and $15.6 million for the same periods in 1997 before deferral of acquisition expenses. Net of deferred acquisition costs, these costs were $31.7 million for the nine months and $10.9 million for the three months ended September 30, 1998 compared to $25.9 million and $7.6 million for the same periods in 1997. The increase in expenses in the nine months and three months ended September 30, 1998 is primarily attributable to costs incurred in the sale of the COLI variable universal life product introduced in 1997. A significant portion of these expenses have been deferred in 1998 resulting in an increase in the DAC asset as explained below. The DAC amortization expense was $8.1 million for the nine months ended September 30, 1998 compared to $10.2 million for the same period in 1997. The decrease is due primarily to a lower amortization rate used in 1998 compared to 1997 because of assumption changes. The DAC amortization expense for the three months ended September 30, 1998 was $3.6 million compared with $2.9 million for the same period in 1997. This increase is attributable to additional amortization of Taiwan DAC resulting from unlocking as actual experience varied from estimated.



NET INCOME

A net loss of $2.8 million was reported for the nine months ended September 30, 1998 compared to a net loss of $3.3 million for the same period in 1997. Increased fee income and lower DAC amortization expense in the nine months ending September 30, 1998 were offset by higher policyholder benefits and operating costs and expenses and lower investment income. The net loss was $1.1 million for the three months ending September 30, 1998 compared to a net loss of $4.1 million for the same period in 1997. The lower net loss in the three months ended September 30, 1998 is due to increased fee and investment income and lower policyholder benefits compared to the same period in 1997.


ASSETS

Separate account assets were $929 million at September 30, 1998 compared to $897 million at the end of 1997. The increase in separate account assets due to net cash transfers of $69.0 million was offset by $36.6 million of losses due to unfavorable stock market performance during this period. For the three months ended September 30, 1998, net transfers totaled $21.8 million compared to $17.9 million for the same period in 1997, and investment losses of $107.4 million were recorded in the three months ended September 30, 1998 compared to investment gains of $65.2 million in 1997.

DAC increased from $130.4 million at the end of 1997 to $155.3 million as at the end of September 30, 1998. This increase is primarily due to deferrable acquisition costs associated with the sale of the COLI product introduced in 1997.



LIABILITIES

The Company's separate account liabilities increased $32.3 million. Separate Account liabilities move in tandem with changes in Separate Account assets.

General account liabilities decreased from $162.8 million at the end of 1997 to $143.1 million at September 30, 1998 due primarily to the conversion of a note payable of approximately $34 million to capital in the second quarter of 1998. See Note 3 for additional details.

IMPACT OF YEAR 2000


The Company makes extensive use of information systems in the operations of its various businesses, including for the exchange of financial data and other information with customers, suppliers and other counterparties. The Company also uses software and information systems provided by third parties in its accounting, business and investment systems.


The Year 2000 risk, as it is commonly known, is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send premium billing notices, make claims payments or engage in other normal business activities.


In 1996, in order to make all systems applicable to and shared by the Company with Manulife Financial Year 2000 compliant, a program was instituted to modify or replace both Manulife Financial's information technology systems ("IT systems") and embedded technology systems ("Non-IT systems"). The phases of this program include (i) an inventory and assessment of all systems to determine which are critical, (ii) planning and designing the required modifications and replacements, (iii) making these modifications and replacements, (iv) testing modified or replaced systems, (v) redeploying modified or replaced systems and
(vi) final management review and certification. For most IT systems identified as critical, Manulife Financial is in either the testing, redeployment or final review and certification phase. For critical Non-IT systems, Manulife Financial is, on average, in the redeployment phase. Management believes that Manulife Financial's critical systems will be Year 2000 compliant by the end of 1998, and that other systems will be dealt with by the end of 1999.

In addition to efforts directed at Manulife Financial's own systems, Manulife Financial is presently consulting vendors, customers, and other third parties with which it deals in an effort to ensure that no material aspect of Manulife Financial's or the Company's operations will be hindered by Year 2000 problems of these third parties. This process includes providing third parties with questionnaires regarding the state of their Year 2000 readiness and, where possible or where the relationship is deemed material, testing or otherwise confirming that the responses received are correct.


Manulife Financial's contingency plans for the Year 2000 risk are currently being addressed in conjunction with its business continuity planning process, which includes disaster recovery. Manulife Financial and the Company recognize the importance of preparing for the change to the Year 2000 and, commencing in January 1999, will conduct an assessment of the risk that Manulife Financial's Year 2000 program has not fully resolved its Year 2000 issues and prepare, if necessary, appropriate contingency plans to address these risks. Management currently believes that, with modifications to existing software and conversions to new software, the Year 2000 risk will not pose significant operational problems for Manulife Financial's or the Company's computer systems. As part of the Year 2000 program, critical systems are being "time-shift" tested in the Year 2000 and beyond to confirm that they will continue to function properly before, during and after the change to the Year 2000. However, there can be no assurance that the Manulife Financial's Year 2000 program, including consulting third parties, will avoid any material adverse effect on Manulife Financial's or the Company's operations, customer relations or financial condition. Manulife Financial estimates the total cost of its Year 2000 program will be approximately $60 million, of which $42 million has been incurred through September 30, 1998; however, there can be no assurance that the actual cost incurred will not be materially higher than such estimate. Those costs attributed to the purchase of new software and hardware will be capitalized. Other costs will be expensed as incurred. The Company will receive an allocation of these costs due to its shared systems but these costs are not expected to have a material effect on the net operating income of the Company.



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

PART II--OTHER INFORMATION


Item 1        -       Legal Proceedings
                      Nothing to report.


Item 2        -       Changes in Securities
                      Nothing to report.


Item 3        -       Defaults upon Senior Securities
                      Nothing to report.


Item 4        -       Submission of Matters to a Vote of Security Holders
                      Nothing to report.

Item 5        -       Other Information
                      Nothing to report.


Item 6A       -       Exhibits



                                                                         Page in Sequential
                                                                          Numbering System
                                                                            Where Exhibit
Exhibit No.                    Description                                     Located
-----------                    -----------                             -------------------------
(1)                            Not Applicable

(2)                            None

(3)(a)(i)                      Restated Articles of                    Incorporated by reference to Exhibit 3
                               Redomestication of The                  (A) (i) to Post-Effective Amendment
                               Manufacturers Life                      No. 6 on Form S-1 filed by The
                               Insurance Company of                    Manufacturers Life Insurance Company of
                               America**                               America on December 9, 1996 (File No.
                                                                       33-57020)

(3)(b)(i)                      By-Laws of The                          Incorporated by reference to Exhibit 3(b)(i)
                               Manufacturers Life                      to Post- Effective Amendment No. 6 on
                               Insurance Company of                    Form S-1 filed by The Manufacturers Life
                               America**                               Insurance Company of America on
                                                                       December 9, 1996 (File No. 33-57020)

(4)(a)                         Form of Multi-Account                   Incorporated reference to Exhibit (4)(a)
                               Flexible Variable                       to Pre- Effective Amendment No. 1
                                                                       on Form S -1 filed by The Manufacturers
                                                                       Life Insurance Company of America
                                                                       on February 10, 1994 (File No.
                                                                       33-57020)

(4)(b)(i)                      Individual Retirement                   Incorporated by reference to Exhibit
                               Annuity Rider                           (4)(b)(i) to Pre-Effective Amendment
                                                                       No. 1 on Form S-1filed by The
                                                                       Manufacturers Life Insurance Company
                                                                       of America on February 10, 1994 (File No.
                                                                       33-57020)

(4)(b)(i)(a)                   Trustee-Owned Policies                  Incorporated by reference to Exhibit
                               Annuity Rider                           (4)(b)(i)(a) to Pre-Effective Amendment
                                                                       No. 1 on Form S-1 filed by The
                                                                       Manufacturers Life Insurance Company
                                                                       of America on February 10, 1994 (File No.
                                                                       33-57020)

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

(4)(b)(iii)                    Endorsement 0646-END.001                Incorporated by reference to Exhibit
                                                                       (4)(b)(ii) to Form 10Q by The Manufacturers
                                                                       America on August 14, 1997 (File No. 33-57020)

(5)                            Not Applicable

(6)                            Not Applicable

(7)                            Not Applicable

(8)                            Not Applicable

(9)                            Not Applicable

(10)(a)                        Reinsurance Agreement                   Incorporated by reference to Exhibit (10) (a)
                                                                       to Pre-Effective Amendment No. 1 on
                                                                       Form S-1 filed by The Manufacturers
                                                                       Life Insurance Company of America on
                                                                       February 10, 1994 (File No. 33-57018)

(10)(b)(i)                     Service Agreement                       Incorporated by reference to Exhibit 8(a)
                               between Manufacturers                   to the registration statement on Form N-4
                               Life of America and                     filed by The Manufacturers Life Insurance
                               The Manufacturers                       Company of America on January 13, 1993
                               Life Insurance                          (File No. 33-57018)
                               Company

(10)(b)(ii)                    Amendment to Service                    Incorporated by reference to Exhibit (8)(b)
                               Agreement                               to the registration statement on Form N-4
                                                                       filed by The Manufacturers Life Insurance
                                                                       Company of America on January 13, 1993
                                                                       (File No. 33-57018)


(10)(b)(iii)                   Second Amendment to                     Incorporated by reference to Exhibit
                               Service Agreement                       (10)(b)(iii) to the registration statement on
                                                                       Form N-4 filed by The Manufacturers Life
                                                                       Insurance Company of America on April
                                                                       29, 1994 (File No. 33-57018)

(10)(b)(iv)                    Service Agreement between               Incorporated by reference to Exhibit
                               The Manufacturers Life                  (8)(d) to Post- Effective Amendment
                               Insurance Company and                   No. 1 statement on Form N-4 filed by
                               ManEquity, Inc. dated                   The Manufacturers Life Insurance
                               January 2, 1991 as amended              Company of America on May 2, 1994
                               March 1, 1994                           (File No. 33-57018)

(10)(c)                        Specimen Agreement between              Incorporated by reference to Exhibit
                               ManEquity, Inc. and                     (3) (b) (i) to the registration statement on -
                               registered representatives              Form N-4 filed by The Manufacturers Life
                                                                       Insurance Company of America on
                                                                       January 13, 1993 (File No. 33-57018)

(10)(d)                        Specimen Agreement between              Incorporated by reference to Exhibit
                               Incorporated by ManEquity,              (3)(B)(ii) to the registration statement
                               and Dealers                             on Form N-4 filed by The Manufacturers
                                                                       Life Insurance Company of America
                                                                       on January 13, 1993 (File No. 33-57018)

(11)                           None

(12)                           Not Applicable

(13)                           Not Applicable

(14)                           Not Applicable

(15)                           None

(16)                           Not Applicable

(17)                           Not Applicable

(18)                           None

(19)                           None

(20)                           Not Applicable

(21)                           Not Applicable

(22)                           None

(23)                           None

(24)                           Power of Attorney                       Incorporated by reference to Exhibit
                                                                       (12) to Post-Effective Amendment
                                                                       No. 10 on Form S-6 filed by The
                                                                       Manufacturers Life Insurance Company of
                                                                       America on February 28, 1997
                                                                       (File No.33-52310)

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


                                       THE MANUFACTURERS LIFE INSURANCE
                                       COMPANY OF AMERICA
                                                (Registrant)




November 13, 1998                      By:   /s/ Douglas H. Myers
--------------------------                   -----------------------------
Date                                         DOUGLAS H. MYERS
                                             Vice-President, Finance
                                             (Principal Financial Officer)






November 13, 1998                      By:   /s/ Donald A. Guloien
--------------------------                   -----------------------------
Date                                         DONALD A. GULOIEN
                                             President & Director
                                             (Principal Executive Officer)

                                  EXHIBIT INDEX

Exhibit No.        Description
27                 Financial data schedule for quarter ended September 30, 1998