Form 10-K405
period 1998-12-31
MANUFACTURERS LIFE INSURANCE CO OF AMERICA
filed 1999-03-30
CIK 895998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                             ANNUAL REPORT PURSUANT
                            TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF l934

                   for the fiscal year ended December 31, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of December 31, 1998 is 4,501,861


                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

                                     PART I


Item 1. - Business

Description of Company, Reportable Segments and Products

The Registrant, also referred to as the "Company", is a direct wholly-owned U.S. subsidiary of The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA"), which in turn is a direct wholly-owned subsidiary of the Manulife Reinsurance Corporation (U.S.A.) ("MRC"). MRC is an indirectly wholly-owned subsidiary of The Manufacturers Life Insurance Company ("Manulife Financial"), a Canadian mutual insurance company.

Manulife Financial and its subsidiaries have consistently received excellent ratings from Standard & Poor's Insurance Rating Service, A.M. Best Company, Moody's Investors Service Inc. and Duff & Phelps Credit Rating Co.

The Company reports two business segments: Traditional Life Insurance sold in Taiwan and Variable Life Insurance and Annuities sold in the U.S. The Company's reportable segments have been determined based on geography, differences in product features, and distribution; the segments are also consistent with the Company's management structure.

Variable Products

During the last five years the Company has grown significantly through the successful growth in variable insurance sales. This growth reflects:

   a) continuing shift in consumer preference as they seek greater control over their investment decision making,

   b) more active marketing and sales practices by the Company,

   c) increased product lines,

   d) expanded offering of investment portfolios.

The recently launched Survivorship Variable Universal Life (SVUL) product and the Corporate-owned Variable Life (COLI) product launched in 1997, together with an expanded offering of 36 investment portfolios, have been positively received.

The deposit growth for VUL is consistent with the Company's commitment to develop variable products as core "estate/business planning products".

The broad range of high-profile external fund managers permits the policyholders to take advantage of an investment approach known as managing to the "Efficient Frontier" in which investors' assets are allocated among a broad mix of investment choices consistent with their risk-tolerance levels. We are confident the combination of both products and investment platform form the foundation of future growth and profitability.

The Company has de-emphasized the sale of variable annuities and concentrated on the sale of estate planning variable life products which is more consistent with its client and producer base. Variable annuities for Manulife Financial are currently being marketed through an affiliated company, The Manufacturers Life Insurance Company of North America.

Taiwan

The Company entered Taiwan in 1992 as a start-up venture to sell traditional insurance products through its Taiwan branch. During 1995 the Company commenced full operations that resulted in significant expenditures on agent recruitment and training. In 1996, Taiwan's operating losses increased as a result of costs associated with recruitment and training. Although management expected losses, the magnitude was not acceptable. In late 1996, a new General Manager was appointed and transferred to Taiwan with the mandate to slow growth and focus more selectively on strategic opportunities. Improvements were seen in 1997 and 1998 with decreases in the net losses reported. The Company continues to anticipate a large potential for this market.


Regulation

The Company is subject to the laws of the state of Michigan governing insurance companies and to the regulation of the Michigan Insurance Department. In addition, the Company is subject to regulation under the insurance laws of other jurisdictions in which the Company operates. Regulation by each insurance department includes periodic examination to determine the Company's contract liabilities and reserves so that each insurance department may verify that these items are correct. Regulation by supervisory agencies includes licensing to transact business, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulation of the type and amounts of investments permitted. The Company's books and accounts are subject to review by each insurance department and other supervisory agencies at all times, and the Company files annual statements with these agencies. A full examination of the Company's operations is conducted periodically by the Michigan Insurance Department. Under Michigan holding company laws and other laws and regulations, intercompany transactions, and transfers of assets may be subject to prior notification or approval depending upon the size of such transfers and payments in relation to the financial positions of the companies.

Under insurance guaranty fund laws in most states, insurers doing business therein can be assessed (up to prescribed limits) for policyholder losses incurred by insolvent companies. The amount of any future assessments on the Company under these laws cannot be reasonably estimated. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Federal legislation that removed barriers preventing banks from engaging in the insurance business or that changed the Federal income tax treatment of insurance companies, insurance company products, or employee benefit plans could significantly affect the insurance business.

On January 20, 1998, the Board of Directors of Manulife Financial announced that it had asked the management of Manulife Financial to prepare a plan for conversion from a mutual life insurance company to an investor-owned, publicly-traded stock company. Any demutualization plan for Manulife Financial is subject to the approval of its Board of Directors and policyholders, as well as regulatory approval.


Forward-Looking Information

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

Item 2.  -  Properties

The Registrant owns no property.

Item 3.  -  Legal Proceedings

Nothing to report.


Item 4.  -  Submission of Matters to a Vote of Security Holders

Nothing to report.

                                                                PART II

Item 5.  -  Market for Registrants Common Equity and Related Stockholder Matters

Since the Registrant is a wholly-owned subsidiary of ManUSA, which is the sole record holder of the Registrant's shares, there is no public trading market for the Registrant's common stock. The Registrant has declared no cash dividends on its common stock at any time during the two most recent fiscal years.

Item 6.  -  Selected Financial Data

                                                             For the Years Ended December 31
                                     ----------------- --------------- --------------- --------------- ---------------
                                                 1998            1997            1996            1995            1994
                                                 ----            ----            ----            ----            ----
                                                       (in thousands)
Under Generally Accepted Accounting Principles:

Total Revenues                               $ 29,866        $ 56,226        $ 73,532         $62,174         $60,322

Net Loss                                          754           3,636           8,407           6,846           6,726

Total Assets                                1,363,810       1,166,611       1,062,603         854,814         654,968

Long Term Obligations                               -          41,500           8,500         167,390         159,019

Capital and Surplus                           203,197         106,769         116,630         110,520         101,839

Item 7. -  Management's Discussion and Analysis of Financial Condition and
           Results of Operation

OVERVIEW


The following analysis of the consolidated results of operations and financial condition of The Manufacturers Life Insurance Company of America, (hereafter referred to as "ManAmerica" or the "Company") should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements.


REVIEW OF CONSOLIDATED OPERATING RESULTS

 ----------------------------------------------------------- ------------------- ------------------ ---------------
 Financial Summary (In `000's)                                        1998                1997               1996
 ----------------------------------------------------------- ------------------- ------------------ ---------------

 Premiums                                                           $9,290            $  8,607         $   12,898
 Consideration paid on reinsurance terminated                     (40,975)                   -                  -
 Fee Income                                                         54,547              38,682             40,434
 Net Investment Income                                               6,128               8,275             19,651
 Other Revenues                                                      1,082                 544                668
 Realized Investment Gains (Losses)                                  (206)                 118              (119)
 ----------------------------------------------------------- ------------------- ------------------ ---------------
 TOTAL REVENUES                                                    $29,866             $56,226          $  73,532
 ----------------------------------------------------------- ------------------- ------------------ ---------------

 Policyholder Benefits and Claims                                $  16,541            $  6,733          $  14,473
 Reduction of reserves on reinsurance terminated                  (40,975)                   -                  -
 Operating Costs and Expenses, including Commissions                44,237              44,580             45,012
 Amortization of Deferred Acquisition Costs                          9,266               4,860             13,240
 ----------------------------------------------------------- ------------------- ------------------ ---------------
 Loss Before Income Taxes                                          (1,146)             (4,113)           (12,316)
 Income Tax Benefit                                                    392                 477              3,909
 Net Loss                                                            (754)             (3,636)            (8,407)
 ----------------------------------------------------------- ------------------- ------------------ ---------------
 General Account Assets                                            288,579             269,567            394,509
 Separate Account Assets                                         1,075,231             897,044            668,094
 ----------------------------------------------------------- ------------------- ------------------ ---------------
 TOTAL ASSETS                                                    1,363,810           1,166,611         $1,062,603
 ----------------------------------------------------------- ------------------- ------------------ ---------------
 General Account Liabilities                                        85,382             162,798        $   277,879
 Separate Account Liabilities                                    1,075,231             897,044            668,094
 ----------------------------------------------------------- ------------------- ------------------ ---------------
 CAPITAL AND SURPLUS                                              $203,197            $106,769           $116,630
 ----------------------------------------------------------- ------------------- ------------------ ---------------



NET LOSS

The Company reported a consolidated net loss in 1998 of $0.8 million, compared to the 1997 net loss of $3.6 million ($8.4 million net loss in 1996). The main contributors to these losses were as follows:



  (In millions)                                                       1998              1997               1996
  ----------------------------------------------------------- ------------------ ------------------ ---------------
  US Operations                                                       $1.5             $(0.8)            $   9.1
  Taiwan Operations                                                   (2.3)             (2.8)              (17.5)
  ----------------------------------------------------------- ------------------ ------------------ ---------------
  NET LOSS                                                           $(0.8)          $  (3.6)            $ ( 8.4)
  ----------------------------------------------------------- ------------------ ------------------ ---------------


The net income from U.S. operations in 1998 of $1.5 million compared to a net loss in 1997 of $0.8 million was primarily a result of increased fee income earned in 1998 compared to 1997. The higher net loss in 1997 compared to 1996 was directly attributable to new business strain on dramatically increased variable universal life contract sales for which deposits increased 28% over 1996 levels.

The net loss from Taiwan operations decreased to $2.3 million in 1998 from $2.8 million in 1997 (a $17.5 million net loss in 1996). The lower net loss in 1998 was a result of higher premiums and lower operating costs which were partially offset by higher policyholder benefits due to increased business and lower surrenders. The increased net loss in 1997 compared to 1996 was a result of significant start-up costs incurred in Taiwan, particularly associated with producer recruitment. In 1997, as discussed earlier, improvements were made in the Taiwan branch operations to rationalize the operations, slow the sales growth and related production costs, and to instead focus on strategic growth. Lower sales in 1998 and 1997 compared to 1996 have significantly reduced the level of commissions and expenses incurred.

PREMIUMS

Premium revenue for 1998 was $9.3 million compared to $8.6 million in 1997 ($12.9 million in 1996). Of the total, premiums related to sales of traditional life insurance contracts in Taiwan in 1998, 1997 and 1996 were $9.2 million, $8.1 million and $12.2 million respectively. The increase in premiums for Taiwan in 1998 compared to 1997 reflects the focused growth strategy adopted in 1997 as discussed previously. The decrease in premiums for Taiwan in 1997 from 1996 reflects this same shift in strategy. In 1998, $0.1 million of premiums were reported for U.S. operations, compared to $0.5 million in 1997 and $0.7 million in 1996. The U.S. premiums relate solely to a block of Corporate-owned life insurance business assumed from ManUSA for which the initial premium assumed of $25.4 million was received in 1994, with very little renewal premium received thereafter. On December 31, 1998, this agreement was terminated and the Company transferred premiums and reserves totaling $41.0 million related to this block of business to ManUSA. This transaction is reported as consideration paid on reinsurance terminated of $41.0 million along with a corresponding reduction of reserves on reinsurance terminated.

Total general account and separate account deposits not included in premiums above were as follows:


  (In 000's)                                                          1998                1997             1996
  ----------------------------------------------------------- -------------------- --------------- -----------------
  Variable Life Insurance                                         $207,401             $185,355         $144,438
  Variable Annuities                                                 2,640               11,598           36,130
  ----------------------------------------------------------- -------------------- --------------- -----------------
  TOTAL                                                           $210,041             $196,953         $180,568
  ----------------------------------------------------------- -------------------- --------------- -----------------


The growth in variable life insurance deposits continued while single premium variable annuity premiums continued to decrease in 1998 and 1997. The deposit growth for variable life is consistent with the Company's commitment to develop variable core "estate/business planning products". Sales of the COLI variable universal life product launched in 1997 continued to grow in 1998. With the merger of Manulife Financial and North American Life Assurance Company in 1996, the sale of variable annuities in the Company was de-emphasized in October 1997 and all variable annuity sales are made through an affiliated company, The Manufacturers Life Insurance Company of North America.

FEE INCOME

Fee income for 1998 was $54.5 million, compared to $38.7 million in 1997 ($40.4 million in 1996). The increase in fee income in 1998 is attributable to: i) higher cost of insurance charges resulting from a larger inforce block of business in 1998 compared to 1997 and 1996; ii) increased mortality and expense risk charges earned as a percentage of the value of invested assets in the separate account portfolios which have grown significantly in 1998 and 1997 compared to 1996 due to continued strong investment performance, and; iii) higher surrender charges earned due mainly to a larger inforce block of business. Cost of insurance charges for 1998, 1997 and 1996 were $28.3 million, $21.3 million and $19.3 million, respectively; mortality and expense risk charges earned on separate account assets for 1998, 1997 and 1996 were $8.5 million, $7.0 million and $5.2 million, respectively, and; surrender charges for 1998, 1997 and 1996 were $5.1 million, $3.2 million and $3.0 million, respectively. The variable universal life and annuity business accounted for 81% of the fee income earned by the

Company in 1998 compared to 82% in 1997 and 85% in 1996. The remainder of the fee income is primarily derived through asset-based distribution fees which have increased to $7.6 million in 1998 compared to $5.1 million in 1997 ($1.6 million in 1996).

NET INVESTMENT INCOME

Net investment income was $6.1 million in 1998 compared to $8.3 million in 1997 ($19.7 million in 1996). Included in the 1997 investment income is approximately $2.5 million of interest earned on the Manufacturers Life Mortgage Securities Corporation ("MLMSC") bonds which were repaid on March 1, 1997. The decrease in net investment income from 1996 to 1997 is due to the maturity of the MLMSC bonds in March 1997 on which interest of approximately $13.2 million was reported in 1996.


POLICYHOLDER BENEFITS AND CLAIMS

Policyholder benefits increased to $16.5 million in 1998, compared to $6.7 million in 1997 ($14.5 million in 1996). The increase in 1998 is primarily a result of increased reserves for the Taiwan business due to new business and a much slower run-off of reserves as lower surrenders were experienced compared to 1997.

OPERATING COSTS AND EXPENSES, INCLUDING COMMISSIONS

Operating costs and expenses, including commissions, were $85.5 million for 1998 compared to $77.9 million for 1997 before deferral of acquisition expenses ($81.0 million for 1996). Net of deferred acquisition costs, these costs were $44.2 million for 1998 compared to $44.6 million for 1997 ($45.0 million for 1996). The increase in expenses before deferral of acquisition expenses in 1998 is primarily attributable to higher variable expenses resulting from increased sales of variable insurance products compared to 1997. A greater portion of these expenses have been deferred in 1998 compared to 1997 as they relate to the acquisition of new business.

AMORTIZATION OF DEFERRED ACQUISITION COSTS

The DAC amortization expense was $9.3 million for 1998 compared to $4.9 million for 1997 ($13.2 million for 1996). In 1997, there was significant DAC unlocking due to assumption changes in the DAC model and re-pricing of the Company's variable products. This was partially offset by amounts written-off relating to DAC in the Taiwan operations due to high reported lapses in 1997.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION


The Company had total consolidated assets of $1,364 million at December 31, 1998, an increase of $197 million or 16.9% from 1997. This change is principally a result of separate account asset growth of $178 million due to strong investment performance of the underlying investment funds, continued consumer preference for participation in the stock market through separate accounts, and the additional product offerings and investment options introduced in 1998.


INVESTMENTS

The following table outlines, by type of investment, the carrying value of the general account investment portfolio of the Company:



------------------------------------------------------------------ ----------------------- ----------------------
Investment Type  (In `000's)                                                        1998                    1997
------------------------------------------------------------------ ----------------------- ----------------------
Fixed maturities                                                               $  49,254               $  67,893
Equities                                                                          20,524                  19,460
Policy Loans                                                                      19,320                  14,673
Short-Term Investments                                                               459                   2,130
 ----------------------------------------------------------------- ----------------------- ----------------------
 TOTAL INVESTMENTS                                                             $  89,557               $ 104,156
 ----------------------------------------------------------------- ----------------------- ----------------------


General account investments decreased by $14.6 million or 14% from 1997. This change is due to a decrease in fixed maturities of $18.6 million, an increase in policy loans of $4.6 million and a decrease in short-term investments of $1.7 million. The Company manages its investment portfolio to provide liquidity to meet new business strain on increased variable life insurance sales.



FIXED MATURITIES

The Company's fixed maturity bond portfolio of $49.3 million represents 55% of investments at the end of 1998, compared to 65% at the end of 1997.

As at December 31, 1998, 91% of the bond portfolio was rated "A" or higher, and 100% was rated investment grade, "BBB" or higher. The corresponding percentages at the end of 1997 were 97.5% and 100%.



---------------------------------------------------- --------------------------------- ------------------------------
Fixed maturities by Investment Grade
 (In `000's)                                                        1998                            1997
---------------------------------------------------- --------------------------------- ------------------------------
AAA                                                      $29,927             60.8%         $52,496          77.3%
AA                                                           544              1.1%             516           1.0%
A                                                         14,459             29.3%          13,167          19.3%
BBB                                                        4,324              8.8%           1,714           2.5%
 --------------------------------------------------- ----------------- --------------- -------------- ---------------
 TOTAL FIXED MATURITIES                                  $49,254            100.0%         $67,893         100.0%
 --------------------------------------------------- ----------------- --------------- -------------- ---------------

EQUITY SECURITIES

The Company's equity portfolio of $20.5 million represents 23% of investments at the end of 1998, compared to 19% at the end of 1997. The equities consist entirely of investments in the portfolios of the MIT.

POLICY LOANS

Policy loans represented 22% of investments at December 31, 1998, compared to 12% in 1997. Most individual life insurance policies provide the individual policyholder with the right to obtain a policy loan from the Company. Such loans are made in accordance with the terms of the respective policies, are carried at the unpaid balance, and are fully secured by the cash surrender value of the policies on which the respective loans are made.

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

The Company had no provisions for impairments as at December 31, 1998 and 1997.

DEFERRED ACQUISITION COSTS (DAC)

DAC increased from $130.4 million at the end of 1997 to $163.5 million as at the end of 1998. This increase is due mainly to deferrable acquisition costs associated with the sale of the COLI product introduced in 1997.

POLICYHOLDER LIABILITIES

The following table shows the distribution of Policyholder Liabilities and Separate Account Liabilities by line of business at December 31:


Policyholder Liabilities  (In '000's)                                                   1998                  1997
------------------------------------------------------------------------ ------------------------ --------------------
Life Insurance:
     Taiwan                                                                       $   18,383                  $13,291
     Reinsurance                                                                           -                   40,975
     Variable Life                                                                    42,447                   40,211
------------------------------------------------------------------------ ------------------------ --------------------
TOTAL                                                                             $   60,830               $   94,477
------------------------------------------------------------------------ ------------------------ --------------------

Separate Account Liabilities (In '000's)                                                1998                     1997
------------------------------------------------------------------------ ------------------------ --------------------

Variable Life Insurance                                                           $  811,959               $  603,732
Variable Annuities                                                                   263,272                  293,312
------------------------------------------------------------------------ ------------------------ --------------------
TOTAL                                                                             $1,075,231               $  897,044
------------------------------------------------------------------------ ------------------------ --------------------

Separate account liabilities are $1,075 million, an increase of 20% over 1997. This reflects the growing popularity of variable products in the marketplace and the increase in existing fund values due to the increase in the stock market in 1998 and sales of the COLI product.

The decrease in reinsurance reserves reflects the transfer of reserves to ManUSA resulting from the termination of the reinsurance agreement between the two companies discussed previously.

Taiwan reserves increased in 1998 due to increased business and lower lapses and surrenders.

LIQUIDITY AND CAPITAL REQUIREMENTS

The general account liabilities consist of traditional insurance whose liquidity requirements do not fluctuate significantly from one year to the next. The majority of the Company's cash flows arise from policyholder transactions related to the separate accounts, and, as such, the assets and liabilities of these products are exactly matched.

The Company maintains a prudent amount invested in cash and short term investments. At the end of 1998, this amounted to $24 million or 21% of total investments, including cash and cash equivalents, compared to $22 million in 1997 or 17.7%. In addition, the Company's liquidity is managed by maintaining an easily marketable portfolio of fixed maturities. Because of the excess of expense over income, which arises from the cost of new policy issues, the continued success in generating sales will not only result in losses in the results from operations, but will create a cash flow strain as well. The Company's consolidated statements of cash flows indicate this in that operating activities used cash of $69.3 million and $24.7 million in 1998 and 1997, respectively, compared to $20.5 million in 1996. Included in the 1998 total for cash used in operating activities is the consideration paid of $41.0 million on the termination of the reinsurance agreement with ManUSA. As a result, the Company looks to its parent, ManUSA, for the necessary capital to support its operations. In 1996, a $15 million contribution of capital was made to the Company by ManUSA to provide further liquidity. In 1998, the surplus debenture for $8.5 million issued to the Company from ManUSA in 1995 was discharged and recorded as a capital contribution. Also in 1998, the promissory note in the amount of $33 million issued by the Company to ManUSA in 1997 was discharged and the amount of $34.3 million ($33 million plus interest of $1.3 million) was recorded as a capital contribution. In addition, in 1998, a further $51.7 million contribution of capital was made to the Company by ManUSA to offset the payment of $41.0 million made by the Company to ManUSA on the termination of the reinsurance agreement between the two companies discussed previously. The Company and Manulife Financial have entered into an agreement whereby Manulife Financial provides a claims paying guarantee to the Company's U.S. policyholders. This claims paying guarantee does not apply to the Company's separate account contract holders.

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

The key risks faced by the Company and how they are managed is explained in the following sections.



INTEREST RATE RISK

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The Company manages its interest rate risk through an asset/liability management program. The Company has established a target portfolio mix which takes into account the risk attributes of the liabilities supported by the assets, expectations of market performance, and a generally conservative investment philosophy. Preservation of capital and maintenance of income flows are key objectives of this program.

Based upon the Company's investment strategy and its asset-liability management process, management estimates that a 100 basis point immediate, parallel increase in interest rates for the entire year of 1999 would decrease the fair value of its fixed maturity securities by approximately $2.6 million. The Company's liabilities are comprised primarily of separate account liabilities for which contract holders bear the risk of fluctuations in interest rates.


EQUITY RISK

The Company earns asset based fees based on the asset levels invested in the separate accounts. As a result, the Company is subject to equity risk and the effect changes in equity market levels will have on the amounts invested in the separate accounts. The Company estimates that the effect of a 10% decline in equity fair values in force at December 31, 1998 would adversely affect the Company's asset based fees by $2.0 million if applicable over the entire year of 1999.


CURRENCY RISK

The Company's policy of matching assets with related liabilities by currency limits its exposure to foreign currency movements to a minimal level. The currency exposure on surplus is proportional to the underlying liabilities, thus insulating the Company's "surplus to liability" ratios from changes in foreign currency exchange rates.

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

The systems used by the Company have been assessed as part of a comprehensive written plan conducted by The Manufacturers Life Insurance Company (collectively with its subsidiaries "Manufacturers Life"), to ensure that computer systems and processes of Manufacturers Life and its subsidiaries and affiliates, including the Company, will continue to perform through the end of this century and in the next. In 1996, in order to make Manufacturers Life's systems Year 2000 compliant, a program was instituted to modify or replace both Manufacturers Life's information technology systems ("IT systems") and embedded technology systems ("Non-IT systems"). The phases of this program include (i) an inventory and assessment of all systems to determine which are critical, (ii) planning and designing the required modifications and replacements, (iii) making these modifications and replacements, (iv) testing modified or replaced systems, (v) redeploying modified or replaced systems and (vi) final management review and certification. For most IT and non-IT systems identified as critical, certification has been completed for the Company. Of those systems classified as critical, management believes that over 99% were Year 2000 compliant at the end of 1998. Management continues to focus attention on the remaining 1% of critical systems. Those that affect the Company are expected to be compliant by the end of the second quarter in 1999. Management believes that the Company's non-critical systems will be Year 2000 compliant by the end of the first quarter 1999.

In addition to efforts directed at Manufacturers Life's own systems, Manufacturers Life is presently consulting vendors, customers, and other third parties with which it deals in an effort to ensure that no material aspect of Manufacturers Life's operations will be hindered by Year 2000 problems of these third parties. This process includes providing third parties with questionnaires regarding the state of their Year 2000 readiness and, where possible or where appropriate, conducting further due diligence activities. Manufacturers Life recognizes the importance of preparing for the change to the Year 2000 and, in January 1999, commenced preparation of contingency plans, in the event that Manufacturers Life's Year 2000 program has not fully resolved its Year 2000 issues. The Year 2000 Project Management Office for Manufacturers Life's U.S. Division is coordinating the preparation of the Year 2000 contingency plan on behalf of U.S. Division affiliates and subsidiaries. Contingency planning is targeted for completion by mid-1999.

Management currently believes that, with modifications to existing software and conversions to new software, the Year 2000 risk will not pose significant operational problems for Manufacturers Life's computer systems. As part of the Year 2000 program, critical systems were "time-shift" tested in the Year 2000 and beyond to confirm that they will continue to function properly before, during and after the change to the Year 2000. However, there can be no assurance that Manufacturers Life's Year 2000 program, including consulting third parties and its contingency planning, will avoid any material adverse effect on Manufacturers Life's operations, customer relations or financial condition. Manufacturers Life estimates the total cost of its Year 2000 program will be approximately $59 million, of which $49.5 million has been incurred through December 31, 1998; however, there can be no assurance that the actual cost incurred will not be materially higher than such estimate. Most costs will be expensed as incurred; however, those costs attributed to the purchase of new software and hardware will generally be capitalized. The total cost of the Year 2000 program is not expected to have a material effect on Manufacturers Life's net operating income.


Item 7A.  Quantitative And Qualitative Disclosure About Market Risk

See item 7 "Risk Management Practices and Procedures".

Item 8.   Financial Statements And Supplementary Data

See Following Page.

                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                        THE MANUFACTURERS LIFE INSURANCE
                               COMPANY OF AMERICA

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                       WITH REPORT OF INDEPENDENT AUDITORS

                                    CONTENTS



Report of Independent Auditors............................................. 17
Audited Consolidated Financial Statements.................................. 18
     Consolidated Balance Sheets........................................... 18
     Consolidated Statements of Income..................................... 19
     Consolidated Statements of Changes in Capital And Surplus............. 20
     Consolidated Statements of Cash Flows................................. 21
Notes to Consolidated Financial Statements................................. 22

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
The Manufacturers Life Insurance Company of America


We have audited the accompanying consolidated balance sheets of The Manufacturers Life Insurance Company of America as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in capital and surplus and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Manufacturers Life Insurance Company of America at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



Philadelphia, Pennsylvania
March 15, 1999                                            Ernst & Young LLP

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED BALANCE SHEETS


   As at December 31 ($  thousands)

ASSETS                                                                            1998             1997
                                                                              -----------      -----------
INVESTMENTS:
Securities available-for-sale, at fair value: (note 3)
   Fixed maturity (amortized cost: 1998 $45,248; 1997 $66,565) ..........     $    49,254      $    67,893
   Equity (cost: 1998 $ 19,219;  1997 $20,153) ..........................          20,524           19,460
Short-term investments ..................................................             459            2,130
Policy loans ............................................................          19,320           14,673
                                                                              -----------      -----------
TOTAL INVESTMENTS .......................................................     $    89,557      $   104,156
                                                                              -----------      -----------
Cash and cash equivalents ...............................................     $    23,789      $    19,882
Deferred acquisition costs (note 5) .....................................         163,506          130,355
Income taxes recoverable ................................................           2,665            5,679
Other assets ............................................................           9,062            9,495
Separate account assets .................................................       1,075,231          897,044
                                                                              -----------      -----------
TOTAL ASSETS ............................................................     $ 1,363,810      $ 1,166,611
                                                                              ===========      ===========


LIABILITIES, CAPITAL AND SURPLUS                                                  1998             1997
                                                                              -----------      -----------
LIABILITIES:
Policyholder liabilities and accruals ...................................     $    60,830      $    94,477
Notes payable (note 7) ..................................................            --             41,500
Due to affiliates .......................................................           5,133           13,943
Deferred income taxes (note 6) ..........................................             763            1,174
Other liabilities .......................................................          18,656           11,704
Separate account liabilities ............................................       1,075,231          897,044
                                                                              -----------      -----------
TOTAL LIABILITIES .......................................................     $ 1,160,613      $ 1,059,842
                                                                              -----------      -----------
CAPITAL AND SURPLUS:
Common shares (note 8) ..................................................     $     4,502      $     4,502
Preferred shares (note 8) ...............................................          10,500           10,500
Contributed surplus .....................................................         193,096           98,569
Retained earnings (deficit) .............................................          (2,664)          (1,910)
Accumulated other comprehensive income (loss) ...........................          (2,237)          (4,892)
                                                                              -----------      -----------
TOTAL CAPITAL AND SURPLUS ...............................................     $   203,197      $   106,769
                                                                              -----------      -----------
TOTAL LIABILITIES, CAPITAL AND SURPLUS ..................................     $ 1,363,810      $ 1,166,611
                                                                              ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF INCOME


FOR THE YEARS ENDED DECEMBER 31
($ thousands)                                                                     1998          1997           1996
                                                                               --------      --------      --------
REVENUE:
     Premiums ............................................................     $  9,290      $  8,607      $ 12,898
     Consideration paid on reinsurance terminated (note 10) ..............      (40,975)         --            --
     Fee income ..........................................................       54,547        38,682        40,434
     Net investment income (note 3) ......................................        6,128         8,275        19,651
     Realized investment gains (losses) ..................................         (206)          118          (119)
     Other ...............................................................        1,082           544           668
                                                                               --------      --------      --------
TOTAL REVENUE ............................................................     $ 29,866      $ 56,226      $ 73,532
                                                                               --------      --------      --------

BENEFITS AND EXPENSES:
     Policyholder benefits and claims ....................................     $ 16,541      $  6,733      $ 14,473
     Reduction of reserves on reinsurance terminated (note 10) ...........      (40,975)         --            --
     Operating costs and expenses ........................................       41,676        41,742        34,581
     Commissions .........................................................        2,561         2,838        10,431
     Amortization of deferred acquisition costs (note 5) .................        9,266         4,860        13,240
     Interest expense ....................................................        1,722         2,750        12,251
     Policyholder dividends ..............................................          221         1,416           872
                                                                               --------      --------      --------
TOTAL BENEFITS AND EXPENSES ..............................................       31,012        60,339        85,848
                                                                               --------      --------      --------
LOSS BEFORE INCOME TAXES .................................................       (1,146)       (4,113)      (12,316)
                                                                               --------      --------      --------
INCOME TAX BENEFIT (NOTE 6) ..............................................          392           477         3,909
                                                                               --------      --------      --------
NET LOSS .................................................................     $   (754)     $ (3,636)     $ (8,407)
                                                                               --------      --------      --------


The accompanying notes are an integral part of these consolidated financial statements.

\


THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL AND SURPLUS



                                                                                      ACCUMULATED
                                                                        RETAINED         OTHER           TOTAL
  FOR THE YEARS ENDED DECEMBER 31          CAPITAL     CONTRIBUTED      EARNINGS     COMPREHENSIVE    CAPITAL AND
  ($ thousands)                             STOCK        SURPLUS       (DEFICIT)     INCOME (LOSS)      SURPLUS
                                           -------     -----------     ----------    -------------    -----------
Balance at January 1, 1996 .........       $15,002       $ 83,569       $ 10,133        $ 1,816        $ 110,520
Issuance of shares .................          --           15,000           --             --             15,000
Comprehensive income (loss) (note 2)          --             --           (8,407)          (483)          (8,890)
                                           -------       --------       --------        -------        ---------
BALANCE, DECEMBER 31, 1996 .........       $15,002       $ 98,569       $  1,726        $ 1,333        $ 116,630
Comprehensive income (loss) (note 2)          --             --           (3,636)        (6,225)          (9,861)
                                           -------       --------       --------        -------        ---------
BALANCE, DECEMBER 31, 1997 .........       $15,002       $ 98,569       $ (1,910)       $(4,892)       $ 106,769
Capital contribution (note 8) ......          --           94,527           --             --             94,527
Comprehensive income (loss) (note 2)          --             --             (754)         2,655            1,901
                                           -------       --------       --------        -------        ---------
BALANCE, DECEMBER 31, 1998 .........       $15,002       $193,096       $ (2,664)       $(2,237)       $ 203,197
                                           =======       ========       ========        =======        =========

The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS




FOR THE YEARS ENDED DECEMBER 31
($ thousands)                                                                     1998           1997          1996
                                                                                --------      ---------      ---------
OPERATING ACTIVITIES:
Net Loss ..................................................................     $   (754)     $  (3,636)     $  (8,407)
Adjustments to reconcile net loss to net cash used in operating activities:
     Additions (deductions)  to policy liabilities and accruals ...........      (36,217)        (2,147)         3,287
     Deferred acquisition costs ...........................................      (43,065)       (33,544)       (36,024)
     Amortization of deferred acquisition costs ...........................        9,266          4,860         13,240
     Realized (gains) losses on investments ...............................          206           (118)           119
     Decreases (increases) to deferred  income taxes ......................       (1,796)         2,730            777
     Other ................................................................        3,067          7,144          6,540
                                                                                --------      ---------      ---------
Net cash used in operating activities .....................................     $(69,293)     $ (24,711)     $ (20,468)
                                                                                --------      ---------      ---------
INVESTING ACTIVITIES:
Fixed maturity securities sold ............................................     $ 27,852      $  73,772      $ 120,234
Fixed maturity securities purchased .......................................       (6,429)       (89,763)      (108,401)
Equity securities sold ....................................................        8,555         10,586         25,505
Equity securities purchased ...............................................       (8,082)       (11,289)       (22,203)
Mortgage loans repaid .....................................................         --              514          6,669
Net change in short-term investments ......................................        1,671          4,558         (2,992)
Net policy loans advanced .................................................       (4,647)        (4,851)        (2,867)
Guaranteed annuity contracts ..............................................         --          171,691        (16,356)
                                                                                --------      ---------      ---------
Cash provided by investing activities .....................................     $ 18,920      $ 155,218      $   2,581
                                                                                --------      ---------      ---------
FINANCING ACTIVITIES:
Receipts from variable life and annuity policies
     credited to policyholder account balances ............................     $  7,981      $   7,582      $   5,493
Withdrawals of policyholder account balances on
     variable life and annuity policies ...................................       (5,410)        (3,252)        (2,994)
Bonds payable repaid ......................................................         --         (158,760)          --
Issuance of shares ........................................................         --             --           15,000
Issuance of promissory note ...............................................         --           33,000           --
Capital Contribution ......................................................       51,709           --             --
                                                                                --------      ---------      ---------
Cash provided by (used in) financing activities ...........................     $ 54,280      $(121,430)     $  17,499
                                                                                --------      ---------      ---------
CASH AND CASH EQUIVALENTS:
Increase (decrease) during the year .......................................        3,907          9,077         (3,380)
Balance, beginning of year ................................................       19,882         10,805         14,185
                                                                                --------      ---------      ---------
BALANCE, END OF YEAR ......................................................     $ 23,789      $  19,882      $  10,805
                                                                                --------      ---------      ---------

The accompanying notes are an integral part of these consolidated financial statements.

               THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                            (IN THOUSANDS OF DOLLARS)


1.       ORGANIZATION

         The Manufacturers Life Insurance Company of America (the "Company") is a wholly-owned subsidiary of The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA"), which is in turn an indirectly wholly-owned subsidiary of The Manufacturers Life Insurance Company ("Manulife Financial"), a Canadian-based mutual life insurance company. The Company markets variable annuity and variable life products in the United States and traditional insurance products in Taiwan.

         On December 31, 1996, ManUSA transferred to the Company all of the common and preferred shares of Manulife Holding Corporation ("Holdco"), an investment holding company. The Company then transferred all the common and preferred shares of Manufacturers Adviser Corporation ("MAC") to Holdco for two shares of $1 common stock of Holdco. Holdco has primarily three wholly-owned subsidiaries, ManEquity Inc., a registered broker/dealer, MAC, an investment fund management company, and Manulife Capital Corporation ("MCC"), an investment holding company.

         In October 1997, the Manufacturers Life Mortgage Securities Corporation ("MLMSC"), a subsidiary of Holdco, was absorbed into Holdco subsequent to the maturity and repayment of the mortgage-backed US dollar bonds. All assets and liabilities of MLMSC were transferred to Holdco at their respective book values.

         These transfers have been accounted for using the pooling-of-interests method of accounting. Under this method, the assets, liabilities, capital and surplus, revenues and expenses of each separate entity are combined retroactively at their historical carrying values to form the financial statements of the Company for all periods presented to give effect to the reorganization as if the structure in place at December 31, 1996 had been in place as of the earliest period presented in these consolidated financial statements. The accounts of all subsidiary companies are therefore combined and all significant intercompany balances and transactions are eliminated on combination. In addition, the capital and surplus of the Company has been restated retroactively to reflect the capital structure in place at December 31, 1996.

         The revenues and net income reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements are as follows:


         FOR THE YEAR ENDED DECEMBER 31
         ($ thousands)                                             1996
                                                                 --------
         Revenue:
           ManAmerica ..................................         $ 54,404
           Holdco ......................................           15,543
           MAC .........................................            3,585
                                                                 --------
         TOTAL REVENUE .................................         $ 73,532
                                                                 --------
         Net Income (loss):
           ManAmerica ..................................         $ (8,676)
           Holdco ......................................             (670)
           MAC .........................................              939
                                                                 --------
         TOTAL NET LOSS ................................         $ (8,407)
                                                                 --------


2.       SIGNIFICANT ACCOUNTING POLICIES

      A) BASIS OF PRESENTATION

         The accompanying consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP").

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

         Certain reclassifications have been made to 1997 and 1996 financial information to conform to the 1998 presentation.

      B) RECENT ACCOUNTING STANDARDS

      i) During 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose annual financial statements. Comprehensive income includes all changes in shareholder's equity during a period except those resulting from investments by and distributions to shareholders. The adoption of SFAS No. 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

         Total comprehensive income was as follows:


            FOR THE YEARS ENDED DECEMBER 31
            ($ thousands)                                                      1998          1997         1996
                                                                             -------       -------       -------
         NET INCOME (LOSS) ............................................      $  (754)      $(3,636)      $(8,407)
                                                                             -------       -------       -------
         OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
           Unrealized holding gains (losses) arising during the period         2,435        (1,030)         (560)
           Foreign currency translation ...............................           86        (5,272)         --
            Reclassification  adjustment  for realized  gains (losses)
         included in net income .......................................         (134)           77           (77)
                                                                             -------       -------       -------
         Other comprehensive income (loss) ............................        2,655        (6,225)         (483)
                                                                             -------       -------       -------
         COMPREHENSIVE INCOME (LOSS) ..................................      $ 1,901       $(9,861)      $(8,890)
                                                                             -------       -------       -------

         Other comprehensive income (loss) is reported net of tax expense (benefit) of $1,430, $(513), and $260 for 1998, 1997, and 1996,
         respectively.

          Accumulated other comprehensive income is comprised of the following:


           AS AT DECEMBER 31
           ($ thousands)                                                                 1998          1997
                                                                                       -------       -------
         UNREALIZED GAINS (LOSSES):
              Beginning balance .................................................      $   380       $ 1,333
              Current period change .............................................        2,569          (953)
                                                                                       -------       -------
              Ending balance ....................................................      $ 2,949       $   380
                                                                                       -------       -------
         FOREIGN CURRENCY:
              Beginning balance .................................................      $(5,272)      $  --
              Current period change .............................................           86        (5,272)
                                                                                       -------       -------
              Ending balance ....................................................      $(5,186)      $(5,272)
                                                                                       -------       -------
         ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ..........................      $(2,237)      $(4,892)
                                                                                       -------       -------


      ii) During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the disclosure of information about the Company's operating segments, including disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, nor did it affect the manner in which the Company defines its operating segments. The Company reports two business segments:
          Traditional Life Insurance sold in Taiwan and Variable Life and Annuities sold in the U.S. Refer to Note 12 for additional segment information.

     C)  INVESTMENTS

         The Company classifies all of its fixed maturity and equity securities as available-for-sale and records these securities at fair value. Realized gains and losses on sales of securities classified as available-for-sale are recognized in net income using the specific identification method. Changes in the fair value of securities available-for-sale are reflected directly in accumulated other comprehensive income after adjustments for deferred taxes and deferred acquisition costs. Discounts and premiums on investments are amortized using the effective interest method.

         Policy loans are reported at aggregate unpaid balances which approximate fair value.

         Short-term investments include investments with maturities of less than one year at the date of acquisition.

     D)  CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

     E)  DEFERRED ACQUISITION COSTS (DAC)

         Commissions and other expenses which vary with and are primarily related to the production of new business are deferred to the extent recoverable and included as an asset. DAC associated with variable annuity and variable life insurance contracts is charged to expense in relation to the estimated gross profits of those contracts. The amortization is adjusted retrospectively when estimates of current or future gross profits are revised. DAC associated with traditional life insurance policies is charged to expense over the premium paying period of the related policies. DAC is adjusted for the impact on estimated future gross profits assuming the unrealized gains or losses on securities had been realized at year-end. The impact of any such adjustments is included in net unrealized gains (losses) in accumulated other comprehensive income. DAC is reviewed annually to determine recoverability from future income and, if not recoverable, it is immediately expensed.

     F)  POLICYHOLDER LIABILITIES

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

     G)  SEPARATE ACCOUNTS

         Separate account assets and liabilities represent funds that are separately administered, principally for variable annuity and variable life contracts, and for which the contract holder, rather than the Company, bears the investment risk Separate account assets are recorded at market value. Operations of the separate accounts are not included in the accompanying financial statements.

     H)  REVENUE RECOGNITION

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

     I)  EXPENSES

         Expenses for variable annuity and variable life insurance policies include interest credited to policy account balances and benefit claims incurred during the period in excess of policy account balances.

     J)  REINSURANCE

         The Company is routinely involved in reinsurance transactions in order to minimize exposure to large risks. Life reinsurance is accomplished through various plans including yearly renewable term, co-insurance and modified co-insurance. Reinsurance premiums, policy charges for cost of insurance and claims are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums, fees and claims are reported net of reinsured amounts. Amounts paid with respect to ceded reinsurance contracts are reported as reinsurance receivables in other assets.

     K)  FOREIGN EXCHANGE

         The Company's Taiwanese branch balance sheet and statement of income are translated at the current exchange and average exchange rates for the year respectively. The resultant translation adjustments are included in accumulated other comprehensive income.

     L)  INCOME TAX

         Income taxes have been provided for in accordance with SFAS No. 109 "Accounting for Income Taxes." The Company joins ManUSA, Manulife Reinsurance Corporation ("MRC") and Manulife Reinsurance Limited ("MRL") in filing a U.S. consolidated income tax return as a life insurance group under provisions of the Internal Revenue Code. In accordance with an income tax sharing agreement, the Company's income tax provision (or benefit) is computed as if the Company filed a separate income tax return. Tax benefits from operating losses are provided at the U.S. statutory rate plus any tax credits attributable to the Company, provided the consolidated group utilizes such benefits currently. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their recorded amounts for financial reporting purposes. Income taxes recoverable represents amounts due from ManUSA in connection with the consolidated return.

3.       INVESTMENTS AND INVESTMENT INCOME

     A)  FIXED MATURITY AND EQUITY SECURITIES

         At December 31, 1998, all fixed maturity and equity securities have been classified as available-for-sale and reported at fair value. The amortized cost and fair value is summarized as follows:

                                                                 GROSS               GROSS
                                          AMORTIZED COST    UNREALIZED GAINS   UNREALIZED LOSSES       FAIR VALUE
           AS AT DECEMBER 31,           -----------------   ----------------  ------------------    -----------------
          ($ thousands)                    1998      1997     1998     1997      1998      1997       1998      1997
                                        -------   -------   ------   ------   -------    -------    -------   -------
         FIXED MATURITY SECURITIES:
         U.S. government ............   $27,349   $51,694   $2,578   $  937   $  --      $  (135)   $29,927   $52,496
         Foreign governments ........     9,353     6,922      709      203      --          (14)    10,062     7,111
         Corporate ..................     8,546     7,949      719      415      --          (78)     9,265     8,286
                                        -------   -------   ------   ------   -------    -------    -------   -------
         Total fixed maturity
         securities..................   $45,248   $66,565   $4,006   $1,555   $  --      $  (227)   $49,254   $67,893

         Equity securities ..........   $19,219   $20,153   $3,217   $1,496   $(1,912)   $(2,189)   $20,524   $19,460
                                        -------   -------   ------   ------   -------    -------    -------   -------

         Proceeds from sales of fixed maturity securities during 1998 were $27,852 (1997 $73,772; 1996 $120,234). Gross gains of $362 and gross losses of $107 were realized on those sales (1997 $955 and $837; 1996 $1,858 and $1,837 respectively).

         Proceeds from sale of equity securities during 1998 were $8,555 (1997 $10,586; 1996 $25,505). Gross gains of $16 and gross losses of $477 were realized on those sales (1997 $NIL and $NIL; 1996 $NIL and $140 respectively).

         The contractual maturities of fixed maturity securities at December 31, 1998 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Corporate requirements and investment strategies may result in the sale of investments before maturity.



           ($ thousands)                                                     AMORTIZED COST    FAIR VALUE
                                                                             --------------    ----------
         Fixed maturity securities
              One year or less .........................................         $ 1,174         $ 1,179
              Greater than 1; up to 5 years ............................           7,792           8,081
              Greater than 5; up to 10 years...........................           24,422          26,395
              Due after 10 years .......................................          11,860          13,599
                                                                                 -------         -------
         TOTAL FIXED MATURITY SECURITIES ...............................         $45,248         $49,254
                                                                                 =======         =======

     B)  INVESTMENT INCOME

         Income by type of investment was as follows:

           FOR THE YEARS ENDED DECEMBER 31
           ($ thousands)                                                             1998               1997              1996
                                                                                    ------             ------            -------

         Fixed maturity securities .....................................            $4,675             $4,545            $ 4,447
         Equity securities .............................................               227                331                671
         Guaranteed annuity contracts ..................................              --                2,796             13,196
         Other investments .............................................             1,485                772              1,697
                                                                                    ------             ------            -------
         Gross investment income .......................................             6,387              8,444             20,011
                                                                                    ------             ------            -------
         Investment expenses ...........................................               259                169                360
                                                                                    ------             ------            -------
         NET INVESTMENT INCOME .........................................            $6,128             $8,275            $19,651
                                                                                    ======             ======            =======

4.       GUARANTEED ANNUITY CONTRACTS AND BONDS PAYABLE

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

         In October 1997, MLMSC was absorbed into Manulife Holding Corporation.

5.      DEFERRED ACQUISITION COSTS

         The components of the change in DAC were as follows:

         FOR THE YEARS ENDED DECEMBER 31
           ($ thousands)                                                           1998               1997               1996
                                                                                 ---------          ---------          ---------
         Balance at January 1, .........................................         $ 130,355          $ 102,610          $  78,829
         Capitalization ................................................            43,065             33,544             36,024
         Accretion of interest .........................................            11,417              9,357              6,344
         Amortization ..................................................           (20,683)           (14,217)           (19,583)
         Effect of net unrealized gains (losses)
              on securities available for sale .........................              (784)             1,268                996
         Currency ......................................................               136             (2,207)                --
                                                                                 ---------          ---------          ---------
         BALANCE AT DECEMBER 31 ........................................         $ 163,506          $ 130,355          $ 102,610
                                                                                 =========          =========          =========


6.       INCOME TAXES

        Components of income tax expense (benefit) were as follows:

         FOR THE YEARS ENDED DECEMBER 31
           ($ thousands)                                                            1998               1997               1996
                                                                                   -------            -------            -------
         Current expense (benefit) .....................................           $ 1,404            $(3,207)           $(4,686)
         Deferred expense (benefit) ....................................            (1,796)             2,730                777
                                                                                   -------            -------            -------
         TOTAL EXPENSE (BENEFIT) .......................................           $  (392)           $  (477)           $(3,909)
                                                                                   =======            =======            =======

         The Company's deferred income tax liability, which results from tax effecting the differences between financial statement values and tax values of assets and liabilities at each balance sheet date, relates to the following:

           AS AT DECEMBER 31
           ($ thousands)                                                                    1998              1997
                                                                                         --------          --------
         DEFERRED TAX ASSETS:
              Differences in computing policy reserves ..........................         $ 38,888          $ 34,291
              Policyholder dividends payable ....................................               --               240
              Investments .......................................................              708               793
              Other deferred tax assets .........................................              333                --
                                                                                          --------          --------
         Deferred tax assets ....................................................         $ 39,929          $ 35,324
                                                                                          --------          --------
         DEFERRED TAX LIABILITIES:
              Deferred acquisition costs ........................................         $ 38,778          $ 30,682
              Investments .......................................................            1,859               166
              Policyholder dividends payable ....................................               55                --
              Other deferred tax liabilities ....................................               --             5,650
                                                                                          --------          --------
         Deferred tax liabilities ...............................................         $ 40,692          $ 36,498
                                                                                          --------          --------
         NET DEFERRED TAX LIABILITIES ...........................................         $   (763)         $ (1,174)
                                                                                          ========          ========


         At December 31, 1998, the consolidated group has utilized all available operating loss carryforwards and net capital loss carryforwards. The losses of the Company, MRC and ManUSA may be used to offset the ordinary and capital gain income of MRL. However, losses of MRL may not be used to offset the income of the other members of the consolidated group.

7.       NOTES PAYABLE

         a) On June 15, 1998, the outstanding promissory note in the amount of $33,000 plus interest at 6.95% issued on December 5, 1997 payable to ManUSA was discharged and the amount due of $34,318 ($33,000 plus interest of $1,318) was recorded as a capital contribution.

         b) On December 31, 1998, the surplus debenture in the amount of $8,500 plus interest at 6.7% issued on December 31, 1995 to ManUSA was discharged and the amount due of $8,500 was recorded as a capital contribution.

8.   CAPITAL AND SURPLUS

         The Company has two classes of capital stock, as follows:

            AS AT DECEMBER 31:
            ($ thousands, except per share amounts)                   1998            1997
                                                                    -------         -------
         AUTHORIZED:
             5,000,000 Common shares, Par value $1
             5,000,000 Preferred shares, Par value $100
         ISSUED AND OUTSTANDING:
             4,501,861 Common shares ......................         $ 4,502         $ 4,502
             105,000 Preferred shares .....................          10,500          10,500
                                                                    -------         -------
         TOTAL ............................................         $15,002         $15,002
                                                                    =======         =======

         During 1996, the Company issued two common shares to its Parent Company in return for a capital contribution of $15,000.

         In 1998, the outstanding promissory note payable referred to in note 7(a) above, totaling $34,318, was discharged and recorded as a capital contribution.

         On December 31, 1998, the Company issued one common share to ManUSA in exchange for a capital contribution of $60,209. Included in this capital contribution was the discharge of the surplus debenture in the amount of $8,500 referred to in note 7(b) above.

         The Company is subject to statutory limitations on the payment of dividends to its Parent. Under Michigan Insurance Law, the payment of dividends to shareholders is restricted to the surplus earnings of the Company, unless prior approval is obtained from the Michigan Insurance Bureau.

         The aggregate statutory capital and surplus of the Company at December 31, 1998 was $121,799 (1997 $56,598). The aggregate statutory net loss of the Company for the year ended 1998 was $23,491 (1997 $2,550; 1996 $5,961). State regulatory authorities prescribe statutory accounting practices that differ in certain respects from generally accepted accounting principles followed by stock life insurance companies. The significant differences relate to investments, deferred acquisition costs, deferred income taxes, non-admitted asset balances and reserve calculation assumptions.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values and the estimated fair values of certain of the Company's financial instruments at December 31, 1998 were as follows:

                                                                                ESTIMATED
         ($ thousands)                                        CARRYING VALUE   FAIR VALUE
                                                              --------------   ----------
         ASSETS:
             Fixed maturity and equity securities ......         $69,778         $69,778
             Short-term investments ....................             459             459
             Policy loans ..............................          19,320          19,320
             Cash and cash equivalents .................          23,789          23,789
                                                                 -------         -------

         The following methods and assumptions were used to estimate the fair values of the above financial instruments:

         FIXED MATURITY AND EQUITY SECURITIES: Fair values of fixed maturity and equity securities were based on quoted market prices, where available. Fair values were estimated using values obtained from independent pricing services.

         SHORT-TERM INVESTMENTS AND CASH AND CASH EQUIVALENTS: Carrying values approximate fair values.

         POLICY LOANS:   Carrying values approximate fair values.

10.      RELATED  PARTY TRANSACTIONS

         The Company has formal service agreements with Manulife Financial and ManUSA which can be terminated by any party upon two months' notice. Under the agreements, the Company will pay direct operating expenses incurred each year by Manulife Financial and ManUSA on its behalf. Services provided under the agreement include legal, actuarial, investment, data processing and certain other administrative services. Costs incurred under these agreements were $34,070, $32,733 and $29,384 in 1998, 1997 and 1996 respectively. In addition, there were $12,817, $11,249 and $6,934 of agents bonuses allocated to the Company during 1998, 1997 and 1996, respectively, which are included in deferred acquisition costs.

         The  Company  has  several   reinsurance   agreements  with  affiliated
         companies which may be terminated upon the specified notice by either party. These agreements are summarized as follows:

         (a) On December 31, 1998, the coinsurance treaties under which the Company had assumed two blocks of insurance from ManUSA were terminated. The Company's risk under these treaties was limited to $100,000 of initial face amount per claim plus a pro-rata share of any increase in face amount. Upon the termination of the treaties, the Company paid consideration in the amount of approximately $41.0 million to ManUSA and policyholder reserves totaling $41.0 million were recaptured by ManUSA. No gain or loss resulted from the termination of these treaties.

         (b) The Company cedes the risk in excess of $25,000 per life to MRC under the terms of an automatic reinsurance agreement

         (c) The Company cedes a substantial portion of its risk on its Flexible Premium Variable Life policies to MRC under the terms of a stop loss reinsurance agreement.

         Selected amounts relating to the above treaties reflected in the financial statements are as follows:

         For the years ended December 31
         ($ thousands)                                                           1998          1997            1996
         ---------------------------------------------------------------- ------------- --------------- ------------

         Life and annuity premiums assumed                                    $    48      $    509          $  724
         Life and annuity premiums ceded                                           76            69              99
         Policy reserves assumed                                                    -        40,975          44,497
         Policy reserves ceded                                                    145           130             304
         ---------------------------------------------------------------- ------------- --------------- ------------

         Reinsurance recoveries on ceded reinsurance contracts to affiliates were $NIL, $3,972 and $NIL during 1998, 1997 and 1996 respectively.

          The Company and Manulife Financial have entered into an agreement whereby Manulife Financial provides a claims paying guarantee to the Company's U.S. policyholders. This claims paying guarantee does not apply to the Company's separate account contract holders.

11.      REINSURANCE

         In the normal course of business, the Company assumes and cedes reinsurance as a party to several reinsurance treaties with major unrelated insurance companies. The Company remains liable for amounts ceded in the event that reinsurers do not meet their obligations.

         The effects of reinsurance on premiums were as follows:

         For the years ended December 31
         ($ thousands)                                                          1998            1997         1996
         ---------------------------------------------------------------- -------------- ------------- -------------
         Direct premiums                                                      $9,723         $8,607        $12,949
         Reinsurance ceded                                                       405            440            676
         ---------------------------------------------------------------- -------------- ------------- -------------
         TOTAL PREMIUMS                                                       $9,318         $8,167        $12,273
         ---------------------------------------------------------------- -------------- ------------- -------------

         Reinsurance recoveries on ceded reinsurance contracts with unrelated insurance companies were $1,362, $909 and $357 during 1998, 1997 and 1996 respectively.

12.      SEGMENT DISCLOSURES

         The Company reports two business segments: Traditional Life Insurance sold in Taiwan and Variable Life and Annuities sold in the U.S. The Company's reportable segments have been determined based on geography, differences in product features, and distribution; the segments are also consistent with the Company's management structure. Segmented information for the Company is as follows:


         As at December 31,
         ($ thousands)                                                              Taiwan         U.S.        Total
         ----------------------------------------------------------------- ---------------- ------------ ------------
         1998
         Premiums and fee income                                                   $ 9,243     $ 54,594     $ 63,837
         Interest expense                                                                -        1,722        1,722
         Income taxes (benefit)                                                    (1,219)          827        (392)
         Net income (loss)                                                         (2,265)        1,511        (754)
         Total assets excluding separate account assets                            $30,268     $258,311     $288,579
         ----------------------------------------------------------------- ---------------- ------------ ------------
         1997
         Premiums and fee income                                                    $8,099     $ 39,190     $ 47,289
         Interest expense                                                                -        2,750        2,750
         Income taxes (benefit)                                                    (1,526)        1,049        (477)
         Net income (loss)                                                         (2,835)        (801)      (3,636)
         Total assets excluding separate account assets                            $25,401     $244,166     $269,567
         ----------------------------------------------------------------- ---------------- ------------ ------------
         1996
         Premiums and fee income                                                   $12,200     $ 41,132     $ 53,332
         Interest expense                                                                -       12,251       12,251
         Income taxes (benefit)                                                    (6,125)        2,216      (3,909)
         Net income (loss)                                                        (17,500)        9,093      (8,407)
         Total assets excluding separate account assets                            $15,268     $379,241     $394,509
         ----------------------------------------------------------------- ---------------- ------------ ------------

         The accounting policies for each segment above are the same as those described in the summary of significant accounting policies. The Company has no intersegment revenues and no significant major customers.

13.      CONTINGENCIES

         The Company is subject to various lawsuits that have arisen in the course of its business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position of the Company.


14.      UNCERTAINTY DUE TO THE YEAR 2000 RISK (UNAUDITED)

         The Year 2000 risk is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The effects of the Year 2000 risk may be experienced before, on, or after January 1, 2000 and, if not addressed, could result in systems failures or miscalculations causing disruptions of normal business operations. It is not possible to be certain that the Company's Year 2000 program will fully resolve all aspects of the Year 2000 risk, including those related to third parties.

         A full discussion of the Company's Year 2000 program and Year 2000 review will be contained in the Company's Management Discussion and Analysis.

FINANCIAL STATEMENT SCHEDULES

                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULES


The Board Of Directors
The Manufacturers Life Insurance Company Of America



We have audited the financial statements of The Manufacturers Life Insurance Company of America as of December 31, 1998 and 1997 and 1996 and for each of the three years in the period ended December 31, 1998 and have issued our report thereon dated March 15, 1999 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in this Annual Report on Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Philadelphia, Pennsylvania                                   Ernst & Young LLP
March 15, 1999

                        THE MANUFACTURERS LIFE INSURANCE
                               COMPANY OF AMERICA
                      SCHEDULE I -- SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                        THE MANUFACTURERS LIFE INSURANCE
                               COMPANY OF AMERICA

                      SCHEDULE I -- SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                DECEMBER 31, 1998
                                  ($THOUSANDS)



                                                                                                 Amount
                                                                        Market                   Shown in the
Type of Investment                               Cost                   Value                    Balance Sheet
------------------------------------------------------------------------------------------------------------------------

Fixed maturities:
    United States Government                         $ 27,349                $ 29,927                 $ 29,927
    Foreign Governments                                 9,353                  10,062                   10,062
    Corporate                                           8,546                   9,265                    9,265

------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                               $ 45,248                $ 49,254                 $ 49,254
------------------------------------------------------------------------------------------------------------------------

Equity Securities:
    Common stocks - other                              19,219                  20,524                  20,524
Policy loans                                           19,320                  19,320                  19,320
Short Term Investments                                    459                     459                     459
Cash on Hand and on Deposit                            23,789                  23,789                  23,789

========================================================================================================================
TOTAL INVESTMENTS                                    $108,035               $ 113,346                $113,346
========================================================================================================================

              +THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA
               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                                  ($ THOUSANDS)

                                        Future
                                        Policy                       Other
                                        Benefits                     Policy
                           Deferred     Losses, Claims               Claims
                           Acquisition  and               Unearned   and          Premium
Segment                    Costs        Loss Expenses     Premiums   Benefits     Revenue
                                                                        Payable
-------------------------- ------------ ----------------- ---------- ------------ ------------

1998:
    Life Insurance and      $  163,506         $ 57,353     $ 1,994    $1,483       $   9,290
annuities
    Other (incl. non-life            -                -           -         -               -
subsidiaries)
========================== ============ ================= ========== ============ ============
Total                       $  163,506         $ 57,353     $ 1,994    $1,483       $   9,290
========================== ============ ================= ========== ============ ============

1997:
    Life Insurance and      $  130,355         $ 91,994     $   674    $1,809       $   8,607
annuities
    Other (incl. non-life            -                -           -         -               -
subsidiaries)
========================== ============ ================= ========== ============ ============
Total                       $  130,355         $ 91,994     $   674    $1,809       $   8,607
========================== ============ ================= ========== ============ ============

1996:
    Life Insurance and      $  102,610         $ 91,915     $   635    $  379       $  12,898
annuities
    Other (incl. non-life            -                -           -         -               -
subsidiaries)
========================== ============ ================= ========== ============ ============
Total                       $  102,610         $ 91,915     $   635    $  379       $  12,898
========================== ============ ================= ========== ============ ============

                                         Benefits,
                           Net           Claims           Other
                           Investment    Losses and       Operating
Segment                    Income        Settlement       Expenses
                                            Expenses
-------------------------- ------------- ---------------- -------------

1998:
    Life Insurance and       $   5,442         $  16,541    $  49,257
annuities
    Other (incl. non-life          686                 -        4,246
subsidiaries)
========================== ============= ================ =============
Total                        $   6,128         $  16,541    $  53,503
========================== ============= ================ =============

1997:
    Life Insurance and       $   5,103         $   6,733    $  46,968
annuities
    Other (incl. non-life        3,172                 -        2,472
subsidiaries)
========================== ============= ================ =============
Total                        $   8,275         $   6,733    $  49,440
========================== ============= ================ =============

1996:
    Life Insurance and       $   6,141         $  14,473    $  52,067
annuities
    Other (incl. non-life       13,510                 -        6,185
subsidiaries)
========================== ============= ================ =============
Total                        $  19,651         $  14,473    $  58,252
========================== ============= ================ =============

               THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA
                           SCHEDULE IV -- REINSURANCE
                                  ($ THOUSANDS)




Col. A                             Col. B           Col. C            Col. D               Col. E             Col. F
---------------------------------- ---------------- ----------------- -------------------- ------------------ -----------------
                                   Gross            Ceded to          Assumed                                 Percentage of
                                   Amount           Other             from Other           Net                Amount
                                                    Companies         Companies            Amount             Assumed to Net
                                   ================ ================= ==================== ================== =================
Year ended December 31, 1998:
    Life insurance in force          $  12,728,348      $ 2,797,498         $        0         $  9,930,850              0%
                                   ================ ================= ==================== ================== =================

Insurance Premiums:
    Life                             $       9,723      $       481         $       48         $      9,290            .52%
                                   ================ ================= ==================== ================== =================

Year ended December 31, 1997:
    Life insurance in force          $   9,834,590      $ 2,083,344         $   84,172         $  7,835,418           1.07%
                                   ================ ================= ==================== ================== =================

Insurance Premiums:
    Life                             $       8,607      $       509         $      509         $      8,607           5.91%
                                   ================ ================= ==================== ================== =================

Year ended December 31, 1996:
    Life insurance in force          $   7,700,816      $   552,986         $   98,741         $  7,246,571           1.36%
                                   ================ ================= ==================== ================== =================

Insurance Premiums:
    Life                             $      12,949      $       775         $      724         $     12,898           5.61%
                                   ================ ================= ==================== ================== =================

Item 9. - Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Nothing to Report

                                    PART III

Item 10 -  Directors And Executive Officers Of Registrant

         The directors and executive officers of the Company, together with their principal occupations during the past five years, are as follows:

Name (Age)                      Position with Manufacturers Life      Principal Occupation
                                of America
------------------------------- -----------------------------------   ------------------------------------------------------------
Sandra M. Cotter (36)           Director (since December 1992)        Attorney, Dykema, Gossett, PLLC, 1989 to present.

James D. Gallagher (44)         Director (since May 1996),            Vice President, Secretary and General Counsel,
                                Secretary and General Counsel         The Manufacturers Life Insurance Company (USA),
                                                                      January 1997 to present; Secretary and General
                                                                      Counsel, Manufacturers Adviser Corporation,
                                                                      January 1997 to present; Vice President, Legal Services
                                                                      U.S. Operations, The Manufacturers Life Insurance Company,
                                                                      January 1996 to present; Vice President, Secretary and General
                                                                      Counsel, The Manufacturers Life Insurance Company of North
                                                                      America, 1994 to present; Vice President and Associate General
                                                                      Counsel, The Prudential Insurance Company of America, 1991
                                                                      to 1994.

Donald A. Guloien (41)          Director (since August 1990) and      Executive Vice President, Business Development,
                                President                             The Manufacturers Life Insurance Company, January 1999 to
                                                                      present; Senior Vice President, Business Development, The
                                                                      Manufacturers Life Insurance Company, 1994 to December 1998;
                                                                      Vice President, U.S. Individual Business, The Manufacturers
                                                                      Life Insurance Company, 1990 to 1994.

Theodore Kilkuskie (43)         Director (since May 1996) and         Senior Vice President, U.S. Annuities, The Manufacturers Life
                                Vice President, US Individual         Insurance Company, January 1999 to present; President,
                                Insurance                             The Manufacturers Life Insurance Company of North America,
                                                                      January 1999 to present; Senior Vice President, U.S.
                                                                      Individual Insurance, The Manufacturers Life Insurance
                                                                      Company, August 1998 to December 1998; Vice President,
                                                                      U.S. Individual Insurance, The Manufacturers Life Insurance
                                                                      Company, June 1995 to February 1998; Executive Vice President,
                                                                      Mutual Fund Sales & Marketing, State Street Research &
                                                                      Management, March 1994 to June 1995.

James O'Malley (52)             Director (since November 1998)        Senior Vice President, U.S. Pensions, The Manufacturers Life
                                                                      Insurance Company, January 1999 to present; Vice President,
                                                                      Systems New Business Pensions, The Manufacturers Life
                                                                      Insurance Company, 1984 to December 1998.

Name (Age)                      Position with Manufacturers Life      Principal Occupation
                                of America
------------------------------- -----------------------------------   ------------------------------------------------------------
Joseph J. Pietroski (60)        Director (since July 1992)            Senior Vice President, General Counsel and Corporate
                                                                      Secretary, The Manufacturers Life Insurance Company,
                                                                      1988 to present.

John D. Richardson (61)         Chairman and Director (since          Senior Executive Vice President, The Manufacturers
                                January 1995)                         Life Insurance Company, January 1999 to present;
                                                                      Executive Vice President, U.S. Operations, The
                                                                      Manufacturers Life Insurance Company, November 1997
                                                                      to December 1998; Senior Vice President and General
                                                                      Manager, U.S. Operations, The Manufacturers Life
                                                                      Insurance Company, January 1995 to October 1997;
                                                                      Senior Vice President and General Manager, Canadian
                                                                      Operations, The Manufacturers Life Insurance
                                                                      Company, June 1992 to December 1994.

Victor Apps (51)                Vice President, Asia                  Executive Vice President, Asia Operations, The
                                                                      Manufacturers Life Insurance Company, November 1997
                                                                      to present; Senior Vice President and General
                                                                      Manager, Greater China Division, The Manufacturers
                                                                      Life Insurance Company, 1995 to 1997; Vice President
                                                                      and General Manager, Greater China Division, The
                                                                      Manufacturers Life Insurance Company, 1993 to 1995;
                                                                      International Vice President, Asia Pacific Division,
                                                                      The Manufacturers Life Insurance Company,  1988
                                                                      to-1993.

Felix Chee (52)                 Vice President, Investments           Executive Vice President, The Manufacturers Life
                                                                      Insurance Company, November 1997 to present; Chief
                                                                      Investment Officer, The Manufacturers Life Insurance
                                                                      Company, June 1997 to present; Senior Vice President
                                                                      and Treasurer, The Manufacturers Life Insurance
                                                                      Company, August 1994 to May 1997; Vice President and
                                                                      Treasurer, The Manufacturers Life Insurance Company,
                                                                      October 1993 to July 1994.

Robert A. Cook (44)             Vice President, Marketing             Senior Vice President, US Individual Insurance,
                                                                      The Manufacturers Life Insurance Company, January
                                                                      1999 to present; Vice President, Product Management,
                                                                      The Manufacturers Life Insurance Company, 1996 to
                                                                      December 1998; Sales and Marketing Director, U.K.
                                                                      Division, The Manufacturers Life Insurance Company,
                                                                      1994 to-1995.

Hugh McHaffie (40)              Vice President                        Vice President, Product Development, US Annuities,
                                                                      The Manufacturers Life Insurance Company, January
                                                                      1996 to present; Vice President, US Annuities, The
                                                                      Manufacturers Life Insurance Company of North
                                                                      America, September 1996 to present, Vice President,
                                                                      Product Actuary, The Manufacturers Life Insurance
                                                                      Company of North America, August 1994 to September
                                                                      1996; Product Development Executive, The
                                                                      Manufacturers Life Insurance Company of North
                                                                      America, August 1990 to August 1994.

Douglas H. Myers (44)           Vice President, Finance and           President, ManEquity, Inc., April 1994 to
                                Compliance, Controller                present; Assistant Vice President and Controller,
                                                                      U.S. Operations, The Manufacturers  Life Insurance
                                                                      Company, 1988 to present.

                                       41

Name (Age)                      Position with Manufacturers Life      Principal Occupation
                                of America
------------------------------- -----------------------------------   ------------------------------------------------------------
John G. Vrysen (43)             Vice President and Appointed          Chief Financial Officer and Treasurer, Manulife-Wood
                                Actuary                               Logan Holding Co., Inc., January
                                                                      1996 to present; Vice President and Chief Financial
                                                                      Officer, U.S. Operations, The Manufacturers Life
                                                                      Insurance Company, January 1996 to present; Vice
                                                                      President and Chief Actuary, The Manufacturers Life
                                                                      Insurance Company of New York, March 1992 to
                                                                      present; Vice President and Chief Actuary, The
                                                                      Manufacturers  Life Insurance Company of North
                                                                      America, January 1986 to present.

Jean Wong (35)                  Vice President and Treasurer          Vice President and Chief Accountant, US Division,
                                                                      The Manufacturers Life Insurance Company, May 1998
                                                                      to present; Chief  Accountant, US Division, The
                                                                      Manufacturers Life Insurance Company, July 1996 to
                                                                      May 1998; Director, Finance and Administration, Star
                                                                      Data Systems Inc., December 1995 to July 1996; Vice
                                                                      President and Chief Financial Officer, Primerica
                                                                      Financial Services, June 1993 to December 1995.


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

Summary Compensation Table

-------------------- ------- ---------- ---------- -------------- ------------- -------------- ------------ ---------------
Name and Principal   Year    Salary     Bonus 1    Other Annual   Restricted    Securities     LTIP         All Other
Position                                           Compensation 2 Stock         Underlying     Payouts      Compensation 3
                                                                  Award(s)      Options/SARs
-------------------- ------- ---------- ---------- -------------- ------------- -------------- ------------ ---------------
Don A. Guloien,      1998    $8,875     $4,800     $1,100         N/A           N/A            $1,303       $12
President

1 Bonus for 1997 performance paid in 1998.

2 Does not include group health insurance since the plans are the same for all salaried employees.

3 Other Compensation includes the value of term life insurance premiums paid by Manulife Financial for the benefit of the executive officer.


The Management Resources and Compensation Committee (the "Committee") of the Board of Directors is comprised of six external directors. The Committee's principal mandate is to approve the appointment, succession and remuneration of Manulife Financial's Executive Vice Presidents and Senior Vice Presidents, including the Named Executive Officers. For the President and Chief Executive Officer of Manulife Financial, the Committee makes compensation recommendations that are then approved by the entire Board. The Committee also approves the compensation programs for all other officers as well as the annual review of the Annual Incentive Plan awards and Long-Term Incentive Plan grants for all officers of Manulife Financial and it's subsidiaries.

In addition to the annual reviews, the Committee approves any major changes to all policies which are designed to attract, retain, develop and motivate employees and all pension plans of Manulife Financial and it's subsidiaries.

Manulife Financial's executive compensation policies are designed to recognize and reward individual performance as well as provide a total compensation package which is competitive with the median of Manulife Financial's comparator group, which is comprised of Schedule I banks and major life insurance companies. Further, Manulife Financial ensures that its compensation levels are competitive within local markets outside of Canada.

Manulife Financial's executive compensation program is comprised of three key components; base salary, annual incentives and long-term incentives. Officers of the Company participate in the following Manulife Financial compensation programs.

SALARY

The Committee approves the salary ranges and salary increase levels for all of Manulife Financial's Executive and Senior Vice Presidents individually, and all Vice Presidents as a group, based on competitive industry data for all markets in which Manulife Financial operates. Salary increases for Manulife Financial's officers have been consistent with the salary increase programs approved for all employees.

In establishing Manulife Financial's competitive position and developing annual salary increase programs, Manulife Financial uses several annual surveys as prepared by independent compensation consulting firms with reference to publicly disclosed information.

ANNUAL INCENTIVE PLAN

Manulife Financial's Annual Incentive Plan ("AIP") provides executive officers of Manulife Financial with the opportunity to earn incentive bonuses based on the achievement of pre-established corporate and divisional earnings objectives and divisional and individual performance objectives.

The Committee and management periodically review the design of the incentive plan to ensure that it:

(i)     is competitive with Manulife Financial's comparator groups;

(ii)    supports, and aligns, with Manulife Financial's strategic objectives;
        and

(iii)   recognizes and rewards individual contributions and value creation.

In conducting these reviews, Manulife Financial obtains advice from independent, external consultants.

The AIP uses earnings and performance measures to determine awards with predetermined thresholds for each component as approved by the Committee annually. Incentive awards are established for each participant based on organizational level. Incentive award levels range from 12% to 60% of base salary assuming achievement of targeted performance objectives. When corporate and divisional performance objectives are significantly exceeded, a participant can receive incentive awards ranging from 30% to 150% of base salary. If corporate and divisional performance objectives are below targeted performance, the incentive awards are adjusted downward according to plan guidelines. The Named Executive Officers participate in the AIP on the same basis as all other officers.

LONG TERM INCENTIVE PLAN

--------------------------------------------------------------------------------------------------------
                                                                   Estimated Future Payouts Under
                                                              Non-Securities-Price-Based Plans (US $)3
                                                             -------------------------------------------
       Name           Securities Units or    Performance or   Threshold   Target ($ or #)4   Maximum
                       Other Rights (#)1      Other Period    ($ or #)                       ($ or #)
                                                 Until
                                              Maturation or
                                                 Payout2
--------------------------------------------------------------------------------------------------------

    Don Guloien ..........   672             Jan. 1, 2002       N/A           $4,588              N/A
--------------------------------------------------------------------------------------------------------


Notes:

1 Each grant has two components: Cash Appreciation Rights and Retirement Appreciation Rights.

2 The appreciation in the value of Cash Appreciation Rights are redeemed four years following the grant date. Retirement Appreciation Rights are only redeemed upon retirement or cessation of employment with Manulife.

3 Canadian dollars converted to US dollars using a book rate of 1.50.

4 The target is calculated assuming Cash Appreciation Rights are exercised in the fourth year. At that time 50% of the target is redeemed in cash and the balance continues to appreciate until redeemed upon retirement or cessation of employment.

Manulife Financial's Board of Directors approved the implementation of a Long-Term Incentive Plan ("LTIP") effective April 1, 1994. All employees at the Vice President level and above are eligible to participate in the LTIP.

The purpose of the LTIP is to encourage executive officers to act in the long-term interests of Manulife Financial and to provide an opportunity to share in value creation as measured by changes in Manulife Financial's statutory surplus. The LTIP is an appreciation rights plan which requires that a substantial portion of any accumulated gain remain invested with Manulife Financial during the participant's career with Manulife Financial.

The Committee reviews the LTIP on an annual basis having regard to Manulife Financial's performance, targeted growth and competitive position. The Committee approves grants on a prospective basis considering management's recommendations for participation, size and terms of grant.

Grants of appreciation rights are generally made to participants in the LTIP each year. The number of appreciation rights granted to participants is determined based on the net present value of the potential payout represented by the appreciation rights, assuming that Manulife Financial's surplus grows at a targeted rate. Appreciation rights are granted such that this net present value represents between 20% and 115% of the participant's salary level on the date of grant

PERQUISITES

In addition to cash compensation, all officers are entitled to a standard benefit package including medical, dental, basic and dependent life insurance, long and short-term disability coverage and defined contribution or defined benefit plan.

US domiciled officers at the Vice President levels and above are provided with an automobile and parking benefit, cellular telephone and computer. The automobile benefit covers insurance and maintenance. There are no other benefit packages which currently enhance overall compensation by more than 10%.

Canadian domiciled officers at the Vice President levels and above are eligible to receive the Executive Flexible Spending Account. The objective of the program is to assist and encourage the executive officers to represent the interests and high standards of Manulife Financial, both from a business and a personal perspective. The program's flexibility allows use of the allowance for benefit choices from a comprehensive list of options, including: car, mortgage subsidy and club memberships.

US RETIREMENT PLANS

With the integration of the Manulife Financial and North American Life operations, a review of the retirement programs for the employees in the United States was conducted in 1998. As a result of this review, effective July 1, 1998, (i) the two defined benefit pension plans (The Manulife Financial United States Salaried Employees Pension Plan and the North American Life Staff Pension Fund 1948 for United States Members) were merged and converted to a Cash Balance Plan, entitled "The Manulife Financial U.S. Cash Balance Plan"; (ii) the Supplemental Pension Plan for United States Salaried Employees of Manufacturers Life Insurance Company was converted into a Cash Balance Supplemental Plan, entitled "The Manulife Financial U.S. Supplemental Cash Balance Plan"; and,
(iii) the two 401(k) plans (The Manulife Financial 401(k) Savings Plan and the North American Security Life 401(k) Savings Plans) were merged and restated into The Manulife Financial U.S. 401(k) Savings Plan.

The executives of Manufacturers Life of America are eligible to participate in the three restated retirement plans as sponsored by The Manufacturer's Life Insurance Company (U.S.A.).

The Manulife Financial Cash Balance Plan

To implement the conversion to the Cash Balance Plan, participants in the two former defined benefit plans were provided with opening account balances equal to the value of their accrued benefit under their respective prior plan participation as at June 30, 1998, using interest rate assumption equal to the Pension Benefit Guaranty Corporation (PBGC) rate for 1998.

Under this plan, which is a defined benefit plan, a separate account is established for each participant. The account receives company contribution credits based on vesting service and earnings as outlined in the table below. The account earns semi-annual interest credits based on the yield of one-year Treasury bills plus half a percentage point, subject to a minimum interest credit of 5.25%. The yearly maximum amount of eligible pay allowed under the qualified plan is $160,000 for 1998. Employees are vested after 3 years of vesting service. Normal retirement age is 65. Pension benefits are provided to those who terminate after three years of vesting service, and the normal retirement benefit is actuarially equivalent to the cash balance account at normal retirement date. Early benefits are actuarially equivalent to the normal retirement benefits but are subsidized for participants who were age 45 and 5 or more years of vesting service on July 1, 1998 and who terminate employment after attaining age 50 and completing 10 years of service. For these grandfathered participants, the prior early retirement factors under the Manulife Financial Plan apply. The normal form of payment under the Cash Balance Plan is a life annuity, with various optional forms available, including a lump sum equal to the cash balance account.

                          Company Contribution Credits

Years of Vesting Service                             Percentage of Eligible Pay
------------------------                             --------------------------
Less than 6                                                       4%
6, but less than 11                                               5%
11, but less than 16                                              7%
16, but less than 21                                              9%
21 or more                                                       11%

Projected Cash Balance Plan pension benefits at age 65 payable as an annual life annuity.

--------------------------------------------------------------------------------
                                         Years of Service
--------------------------------------------------------------------------------
Renumeration ($)          15          20          25           30          35
--------------------------------------------------------------------------------
                           $           $           $           $            $
--------------------------------------------------------------------------------
      $150,000          16,960      30,178      49,664       76,018      111,659
--------------------------------------------------------------------------------
       175,000          18,090      32,190      52,975       81,086      119,103
--------------------------------------------------------------------------------
       200,000          18,090      32,190      52,975       81,086      119,103
--------------------------------------------------------------------------------
       225,000          18,090      32,190      52,975       81,086      119,103
--------------------------------------------------------------------------------
       250,000          18,090      32,190      52,975       81,086      119,103
--------------------------------------------------------------------------------
       300,000          18,090      32,190      52,975       81,086      119,103
--------------------------------------------------------------------------------
       400,000          18,090      32,190      52,975       81,086      119,103
--------------------------------------------------------------------------------
       500,000          18,090      32,190      52,975       81,086      119,103
--------------------------------------------------------------------------------

The Manulife Financial U.S. Supplemental Cash Balance Plan

In addition to their pension plan benefits, executives are eligible for benefits under The Manulife Financial U.S. Supplemental Cash Balance Plan. This is a non-contributory, non-qualified plan, the purpose of which is to provide the executives with the same level of retirement benefits they would have been entitled to but for the limitations prescribed for qualified plans under the Internal Revenue Code. Opening account balances were established using the same method as The Manulife Financial U.S. Cash Balance Plan. During the period of an executive's active participation in the plan, annual company contributions are made with respect to the portion of the executives earnings which is in excess of $160,000 for 1998 as outlined below with interest credited under this plan at the same rate as provided under the Cash Balance Plan. In addition, a one time contribution may be made for a participant if it is determined at the time of their termination of employment, that the participant's pension benefit under the Cash Balance Plan is limited by Internal Revenue Code Section 415. Together, these contributions serve to restore to the participant the benefit that they would have been entitled to under the Cash Balance Plan's benefit formula but for the limitations, in Internal Revenue Code Sections 401(a) (17) and 415. Benefits are provided to those who terminate after three years. The default form of payment under the plan is a lump sum, although participants may elect to receive payment in the form of an annuity provided that such election is made within the time period prescribed in the plan.

Complete Years of Cash
Balance Service Credits as of            Percentage of Eligible Pay          Percentage of Eligible Pay
December 31st                                   up to $200,000                      over $200,000
------------------------------           --------------------------          --------------------------
Less than 6 ..................                      4%                                  4%
6, but less than 11...........                      5%                                  5%
11, but less than 16 .........                      7%                                  5%
16, but less than 21 .........                      9%                                  5%
21 or more ...................                     11%                                  5%

Projected Supplemental pension benefits at age 65 payable as an annual life annuity

--------------------------------------------------------------------------------
                                           Years of Service
--------------------------------------------------------------------------------
Renumeration ($)          15          20          25           30          35
--------------------------------------------------------------------------------
                           $           $           $           $            $
--------------------------------------------------------------------------------
      $150,000             0           0           0           0            0
--------------------------------------------------------------------------------
       175,000           1,696       3,018       4,966       7,602       11,166
--------------------------------------------------------------------------------
       200,000           4,523       8,048      13,244       20,271      29,776
--------------------------------------------------------------------------------
       225,000           7,081      12,178      19,501       29,404      42,797
--------------------------------------------------------------------------------
       250,000           9,639      16,309      25,757       38,536      55,818
--------------------------------------------------------------------------------
       300,000          14,756      24,570      38,271       56,801      81,861
--------------------------------------------------------------------------------
       400,000          24,990      41,092      63,298       93,330      133,946
--------------------------------------------------------------------------------
       500,000          35,224      57,615      88,325      129,859      186,031
--------------------------------------------------------------------------------

Projected Cash Balance and Supplemental pension benefits at age 65 payable as an annual annuity.

--------------------------------------------------------------------------------
                                          Years of Service
--------------------------------------------------------------------------------
Renumeration ($)          15          20          25           30          35
--------------------------------------------------------------------------------
                           $           $           $           $            $
--------------------------------------------------------------------------------
      $150,000          16,960      30,178      49,664       76,018      111,659
--------------------------------------------------------------------------------
       175,000          19,786      35,208      57,941       88,688      130,269
--------------------------------------------------------------------------------
       200,000          22,613      40,238      66,219      101,357      148,879
--------------------------------------------------------------------------------
       225,000          25,171      44,368      72,476      110,490      161,900
--------------------------------------------------------------------------------
       250,000          27,729      48,499      78,732      119,622      174,921
--------------------------------------------------------------------------------
       300,000          32,846      56,760      91,246      137,887      200,964
--------------------------------------------------------------------------------
       400,000          43,080      73,282      116,273     174,416      253,049
--------------------------------------------------------------------------------
       500,000          53,314      89,805      141,300     210,945      305,134
--------------------------------------------------------------------------------

The Manulife Financial U.S. 401(k) Savings Plan

In addition to the above plans a 401(k) Savings Plan is also offered. The plan allows employees of the Company to contribute on a pre-tax basis 1% to 15% of their earnings up to the yearly limit of $160,000 for 1998. The yearly maximum an employee can contribute is $10,000 for 1998. The company matches 50% of the first 6% of contributions. Employees become 100% vested in the employer matching contributions as outlined in the vesting schedule below. Additionally they become 100% vested if they retire on or after age 65, become disabled or die.

Years of Vesting Service                             Vested Percentage
------------------------                             -----------------
         Less than 2 years                                    0%
         2 years but less than 3                             50%
         3 years and thereafter                             100%

CANADIAN RETIREMENT PLANS

Executive officers domiciled in Canada, and certain executive officers formerly domiciled in Canada, are eligible to participate in Manulife Financial's Canadian Staff Pension Plan and to receive supplemental pension benefits under Manulife Financial's supplemental retirement income program. Under these plans, income is payable for the life of the executive officer, with a guarantee of a minimum of 120 monthly payments. If the executive officer is married, the income is actuarially adjusted to a joint and survivor pension which pays a set amount during the life of the executive officer. Upon the death of the executive officer, this amount is reduced by one-third and is payable for the life of the spouse (provided that in no event is this amount reduced prior to 60 months from the date of retirement).

Pensionable earnings for this purpose are calculated as the highest average of the base earnings and bonuses earned over any 36 consecutive months. The pension benefit is determined by years of service multiplied by the sum of

1.3% of pensionable earnings up to the average of the last three years maximum pensionable earnings ("YMPE") plus 2.0% of the excess of pensionable earnings over the average YMPE, without regard to the maximum pension limit for registered pension plans imposed by Revenue Canada.

Employees hired after the age of 40 who become executive officers at the vice president level and above within one year of hire may also receive additional service credits equal to their actual period of service, to a maximum of 10 years.

The following table sets forth the aggregate standard annual benefits payable to executive officers under Manulife Financial's Canadian Staff Pension Plan and supplemental retirement income program.

---------------------------------------------------------------------------------------------------
                                                                          Years of Service
                           ------------------------------------------------------------------------
         Remuneration        15               20              25              30              35
---------------------------------------------------------------------------------------------------
              $               $                $               $              $                $
---------------------------------------------------------------------------------------------------
           125,000          34,978          46,637          58,296          69,955           81,615
---------------------------------------------------------------------------------------------------
           150,000          42,478          56,637          70,796          84,955           99,115
---------------------------------------------------------------------------------------------------
           175,000          49,978          66,637          83,296          99,955          116,615
---------------------------------------------------------------------------------------------------
           200,000          57,478          76,637          95,796         114,955          134,115
---------------------------------------------------------------------------------------------------
           225,000          64,978          86,637         108,296         129,955          151,615
---------------------------------------------------------------------------------------------------
           250,000          72,478          96,637         120,796         144,955          169,115
---------------------------------------------------------------------------------------------------
           300,000          87,478         116,637         145,796         174,955          204,115
---------------------------------------------------------------------------------------------------
           400,000         117,478         156,637         195,796         234,955          274,115
---------------------------------------------------------------------------------------------------
           450,000         132,478         176,637         220,796         264,955          309,115
---------------------------------------------------------------------------------------------------
           500,000         147,478         196,637         245,796         294,955          344,115
---------------------------------------------------------------------------------------------------
           600,000         177,478         236,637         295,796         354,955          414,115
---------------------------------------------------------------------------------------------------
           700,000         207,478         276,637         345,796         414,955          484,115
---------------------------------------------------------------------------------------------------
           800,000         237,478         316,637         395,796         474,955          554,115
---------------------------------------------------------------------------------------------------
           900,000         267,478         356,637         445,796         534,955          624,115
---------------------------------------------------------------------------------------------------
         1,000,000         297,478         396,637         495,796         594,955          694,115
---------------------------------------------------------------------------------------------------

Mr. Guloien had 17.8 years of credited service as at December 31, 1998.


Item 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

                              Name & Address of             Amount & Nature of
Title of Class                Beneficial Owner              Beneficial Ownership         Percent of Class
--------------                ------------------            --------------------         ----------------
Common                        The Manufacturers Life        4,501,861 shares                   100%
                              Insurance Company (U.S.A.)

Preferred                     The Manufacturers Life        105,000                            100%
                              Insurance Company (U.S.A.)

(b) Nothing to report.

(c) Nothing to report.

Item 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain officers and/or directors of the Company are also officers and/or directors of ManEquity, Inc., an affiliated broker/dealer. ManEquity, Inc. received, in 1998, compensation for the sale of variable products issued by the Company in the amount of $35,330,465.

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

(a) Financial Statements and Exhibits

(1) The following financial statements of the Registrant are filed as part of this report:

a.  Report of Independent Auditors dated March 15, 1999.

b.  Balance Sheets at December 31, 1998 and 1997.

c.  Statements of Income for the Years ended December 31, 1998, 1997 and 1996.

d. Statements of Changes in Capital and Surplus for the Years ended December 31, 1998, 1997 and 1996.

e.  Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and
    1996.

f.  Notes to Financial Statement - December 31, 1998.


(2) Financial Statement Schedules:

a. Report of Independent Auditors dated March 15, 1999 on financial statement schedules.

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


                                                            PAGE IN SEQUENTIAL
                                                            NUMBERING SYSTEM
                                                              WHERE EXHIBIT
EXHIBIT NO.                  DESCRIPTION                         LOCATED
-----------                  -----------                    ------------------
 (1)                                                          Not applicable

 (2)                            None


                                                            PAGE IN SEQUENTIAL
                                                            NUMBERING SYSTEM
                                                              WHERE EXHIBIT
EXHIBIT NO.                  DESCRIPTION                         LOCATED
-----------                  -----------                    ------------------
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

                                                            PAGE IN SEQUENTIAL
                                                            NUMBERING SYSTEM
                                                              WHERE EXHIBIT
EXHIBIT NO.                  DESCRIPTION                         LOCATED
-----------                  -----------                    ------------------
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

(4) (b) (iii)               Endorsement 0646              Filed as Exhibit (4) (b) (iii) to
                                                          Form  10Q by The  Manufacturers  Life  Insurance
                                                          Company  America  on August  14,  1997 (File No.
                                                          33-57020)
(5)                         Not Applicable

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

                                                            PAGE IN SEQUENTIAL
                                                            NUMBERING SYSTEM
                                                              WHERE EXHIBIT
EXHIBIT NO.                  DESCRIPTION                         LOCATED
-----------                  -----------                    ------------------
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

(16)                        Not Applicable

(17)                        Not Applicable

(18)                        None

                                                            PAGE IN SEQUENTIAL
                                                            NUMBERING SYSTEM
                                                              WHERE EXHIBIT
EXHIBIT NO.                  DESCRIPTION                         LOCATED
-----------                  -----------                    ------------------
(19)                         None

(20)                         Not Applicable

(21)                         Not Applicable

(22)                         None

(23)(a)                      None

(23)(c)                      None

(24)                         Power of Attorney            Incorporated   by   reference  to
                                                          Exhibit   12  to   post-effective
                                                          amendment    No.    10   to   the
                                                          registration  statement  on  Form
                                                          S-6  filed  by The  Manufacturers
                                                          Life    Insurance    Company   of
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

                                               THE MANUFACTURERS LIFE INSURANCE
                                               COMPANY OF AMERICA
                                               (Registrant)


March 29, 1999                                 By: /s/ Donald A. Guloien
---------------                                -------------------------
Date                                           DONALD A. GULOIEN
                                               President & Director
                                               (Principal Executive Officer)


Attest
/s/  James D. Gallagher
-----------------------
JAMES D. GALLAGHER
Secretary

                                   SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities indicated on this 29th day of March, 1999.

Signature                                     Title
---------                                     -----

*
-------------------------                     Chairman and Director
JOHN D. RICHARDSON

*
-------------------------                     President and Director
DONALD A. GULOIEN                             (Principal Executive Officer)

*
-------------------------                     Director
SANDRA M. COTTER


/s/  James D. Gallagher
-------------------------                     Director
JAMES D. GALLAGHER


-------------------------                     Director
JAMES O'MALLEY

      *
-------------------------                     Director
JOSEPH J. PIETROSKI

      *
-------------------------                     Director
THEODORE KILKUSKIE, JR.

      *
-------------------------                     Vice President, Finance
DOUGLAS H. MYERS                              (Principal Financial and
                                              Accounting Officer)



*/s/ James D. Gallagher
-------------------------
JAMES D. GALLAGHER
Pursuant to Power of Attorney

                                  EXHIBIT INDEX

Exhibit No.       Description
----------        -----------

27                Financial data schedule for year ended December 31, 1998