Form 10-Q
period 1999-03-31
MANUFACTURERS LIFE INSURANCE CO OF AMERICA
filed 1999-05-17
CIK 895998

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                            QUARTERLY REPORT PURSUANT
                          TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999



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

                           X________ Yes ________ No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's sole class of common stock, as of March 31, 1999 is 4,501,862.

               THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

                          Quarterly Report on Form 10-Q
                       For the period ended March 31, 1999

                                Table of Contents




                                                                                              Page
                                                                                              ----
Part I   Financial Information                                                                 3
Item 1.  Financial Statements                                                                  3
         Consolidated Balance Sheets as at March 31, 1999 and December 31, 1998                3
         Consolidated Statements of Income for the three month periods ended March 31, 1999    4
         and 1998
         Consolidated Statements of Cash Flows for the three months ended
         March 31, 1999 and 1998                                                               5
         Notes to Financial Statements                                                         6
Item 2.  Management Discussion and Analysis of Results of Operations and Financial Condition   9
Part II  Other Information                                                                     15
Item 1   Legal Proceedings                                                                     15
Item 2   Change in Securities                                                                  15
Item 3   Default upon Senior Securities                                                        15
Item 4   Submission of Matters to a vote of Security Holders                                   15
Item 5   Other Information                                                                     15
Item 6A  Exhibits                                                                              15
Item 6B  Reports on Form 8-K                                                                   18

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED BALANCE SHEETS



                                                                          As at        As at
                                                                       March 31  December 31
ASSETS  ($thousands)                                                       1999         1998
--------------------                                                 ----------  -----------
INVESTMENTS:                                                        (UNAUDITED)
Securities available-for-sale, at fair value:
       Fixed maturity (amortized cost: 1999 $46,157; 1998 $45,248)      $48,528      $49,254
       Equity (cost: 1999 $1,460; 1998 $19,219)                           1,460       20,524
Short-term investments                                                      547          459
Policy loans                                                             21,581       19,320
                                                                     ----------   ----------
TOTAL INVESTMENTS                                                       $72,116      $89,557
                                                                     ----------   ----------
Cash and cash equivalents                                                45,554       23,789
Deferred acquisition costs                                              170,062      163,506
Income taxes recoverable                                                      -        2,665
Other assets                                                              9,265        9,062
Separate account assets                                               1,109,825    1,075,231
                                                                     ----------   ----------
TOTAL ASSETS                                                         $1,406,822   $1,363,810
                                                                     ==========   ==========

LIABILITIES, CAPITAL AND SURPLUS ($thousands)                              1999         1998

LIABILITIES:
Policyholder liabilities and accruals                                   $63,846      $60,830
Due to affiliates                                                         8,641        5,133
Deferred income taxes                                                     (635)          763
Other liabilities                                                        18,190       18,656
Separate account liabilities                                          1,109,825    1,075,231
                                                                     ----------   ----------
TOTAL LIABILITIES                                                    $1,199,867   $1,160,613
                                                                     ==========   ==========
CAPITAL AND SURPLUS:
Common shares                                                            $4,502       $4,502
Preferred shares                                                         10,500       10,500
Contributed surplus                                                     194,818      193,096
Retained earnings (deficit)                                                 953       (2,664)
Accumulated other comprehensive income (loss)                            (3,818)      (2,237)
                                                                     ----------   ----------
TOTAL CAPITAL AND SURPLUS                                              $206,955     $203,197
                                                                     ----------   ----------
TOTAL LIABILITIES, CAPITAL AND SURPLUS                               $1,406,822   $1,363,810
                                                                     ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



FOR THE THREE MONTHS ENDED MARCH 31
($ thousands)                                   1999      1998
-------------                                 ------    ------
REVENUE:
 Premiums                                    $ 2,150   $ 1,950
 Fee income                                   16,085    12,521
 Net investment income                         1,563     1,634
 Realized investment gains (losses)            1,051       (82)
 Other                                           106       203
                                             -------   -------
TOTAL REVENUE                                $20,955   $16,226
-------------                                -------   -------
BENEFITS AND EXPENSES:
 Policyholder benefits and claims            $ 1,505   $ 5,176
 Operating costs and expenses                  9,921    10,356
 Commissions                                     854       553
 Amortization of deferred acquisition costs    2,532     1,328
 Interest expense                                 46       908
 Policyholder dividends                           80       656
                                             -------   -------
TOTAL BENEFITS AND EXPENSES                  $14,938   $18,977
---------------------------                  -------   -------
INCOME (LOSS) BEFORE INCOME TAXES              6,017    (2,751)
---------------------------------            -------   -------
INCOME TAX (EXPENSE) BENEFIT                  (2,400)      990
                                             -------   -------
NET INCOME (LOSS)                            $ 3,617   $(1,761)
-----------------                            -------   -------

The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)




                                                                                THREE MONTHS ENDED
                                                                                          MARCH  31
($thousands)                                                                       1999       1998
------------                                                                     ------    -------
OPERATING ACTIVITIES:

Net income (loss)                                                               $ 3,617   $ (1,761)
Adjustments to reconcile net income to net cash used in operating activities:
     Additions to policy liabilities                                                518      1,683
     Deferred acquisition costs                                                  (8,857)   (14,871)
     Amortization of deferred acquisition costs                                   2,532      1,328
     Realized (gain) loss  on investments                                        (1,051)        82
     Decreases to deferred income taxes                                            (537)      (964)
     Other                                                                        7,780      2,188
                                                                                -------   --------
Net cash provided by (used in) operating activities                             $ 4,002   $(12,315)
                                                                                -------   --------
INVESTING ACTIVITIES:
Fixed maturity securities sold                                                  $     -   $ 12,655
Fixed maturity securities purchased                                              (1,196)    (2,773)
Equity securities sold                                                           18,824      2,634
Equity securities purchased                                                         (14)    (2,445)
Net change in short-term investments                                                (88)   (10,066)
Net policy loans advanced                                                        (2,261)    (1,268)
                                                                                -------   --------
Cash provided by (used in) investing activities                                 $15,265   $ (1,263)
                                                                                -------   --------
FINANCING ACTIVITIES:
Receipts from variable life and annuity policies
     credited to policyholder account balances                                  $ 3,101   $  2,523
Withdrawals of policyholder account balances on
     variable life and annuity policies                                            (603)    (1,503)
                                                                                -------   --------
Cash provided by financing activities                                           $ 2,498   $  1,020
                                                                                -------   --------
CASH AND CASH EQUIVALENTS:
Increase (decrease)  during the period                                          $21,765   $(12,558)
Balance, beginning of year                                                       23,789     19,882
                                                                                -------   --------
BALANCE, END OF PERIOD                                                          $45,554   $  7,324
                                                                                =======   ========


The accompanying notes are an integral part of these consolidated financial statements.

               THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


1.   ORGANIZATION

      The Manufacturers Life Insurance Company of America (hereafter referred to as "ManAmerica" or the "Company") is a direct wholly-owned U.S. subsidiary of The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA"), which in turn is a direct wholly-owned subsidiary of the Manulife Reinsurance Corporation (U.S.A.) ("MRC"). MRC is an indirectly wholly-owned subsidiary of The Manufacturers Life Insurance Company ("Manulife Financial"), a Canadian mutual insurance company.


2.   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of ManAmerica and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in ManAmerica's annual report on Form 10-K for the year ended December 31, 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

3.   COMPREHENSIVE INCOME

      Total comprehensive income for the three months ended March 31, 1999 and 1998 was as follows:


COMPREHENSIVE INCOME:                                         1999      1998
NET INCOME (LOSS)                                           $3,617  $(1,761)
-----------------                                         --------  --------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
 Unrealized holding gains (losses)
 on available-for-sale securities                             (920)    1,116
 Reclassification adjustment for realized (gains) losses
 included in net income                                       (683)       53
 Foreign currency translation                                   22       (47)
                                                          --------  --------
Other comprehensive income (loss)                          $(1,581)   $1,122
---------------------------------                         --------  --------
COMPREHENSIVE INCOME (LOSS)                                 $2,036    $ (639)
---------------------------                               --------  --------

      Other comprehensive income is reported net of taxes of $(851) and $604 for the three months ended March 31, 1999 and 1998, respectively.

      Accumulated other comprehensive income is comprised of the following:


                                               AS AT MARCH 31  AS AT DECEMBER 31
($ thousands)                                           1999               1998
-------------                                  -------------   ----------------
UNREALIZED GAINS (LOSSES):
 Beginning balance                                   $ 2,949            $   380
 Current period change                                (1,603)             2,569
 Ending balance                                      $ 1,346            $ 2,949
---------------                                -------------   ----------------
FOREIGN CURRENCY:
 Beginning balance                                   $(5,186)           $(5,272)
 Current period change                                    22                 86
                                               -------------   ----------------
 Ending balance                                      $(5,164)           $(5,186)
---------------                                -------------   ----------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)        $(3,818)           $(2,237)
---------------------------------------------  -------------   ----------------

4.   CAPITAL CONTRIBUTION

      On January 29, 1999, ManUSA contributed an amount receivable from a subsidiary to the Company in the amount of $1,722 in exchange for one common share.


5.   DISPOSAL OF EQUITY SECURITIES

      In January 1999, the Company disposed of shares of the Manufacturers Investment Trust for proceeds of $18.8 million and realized a gain of $1,051 on the sale.

6.   SEGMENT DISCLOSURES

      The Company reports two business segments: Traditional Life Insurance sold in Taiwan and Variable Life Insurance sold in the U.S. The Company's reportable segments have been determined based on geography, differences in product features, and distribution; the segments are also consistent with the Company's management structure. Segmented information for the Company is as follows:


AS AT MARCH 31,
($ thousands)                                     TAIWAN       U.S.      TOTAL
-------------                                   --------  ---------  ---------
1999
Premiums and fee income                         $ 2,150   $ 16,085   $ 18,235
Interest expense                                      -         46         46
Income taxes (benefit)                             (451)     2,851      2,400
Net income (loss)                                  (837)     4,454      3,617
Total assets excluding separate account assets  $29,944   $267,053   $296,997
----------------------------------------------  -------   --------   --------
1998
Premiums and fee income                         $ 1,950   $ 12,521   $ 14,471
Interest expense                                      -        908        908
Income taxes (benefit)                              280        710        990
Net income (loss)                                  (800)      (961)    (1,761)
Total assets excluding separate account assets  $25,134   $243,450   $268,584
----------------------------------------------  -------   --------   --------

7.   COMPARATIVE FIGURES

      Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 financial statement presentation.

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

Manulife Financial is a leading provider of financial protection products and investment management services to individuals, families, businesses and groups in selected international markets. Manulife Financial operates in 14 countries, with more than 30,000 employees and agents. Funds under management by Manulife Financial and its subsidiaries were $96.7 billion (Cdn) as of December 31, 1998 with a consolidated surplus position of $6.0 billion (Cdn).

Manulife Financial and its subsidiaries have consistently received excellent ratings from Standard & Poor's Insurance Rating Service, A.M. Best Company, Moody's Investors Service Inc. and Duff & Phelps Credit Rating Co.

The Company reports two business segments: Variable Life Insurance sold in the U.S. and Traditional Life Insurance sold in Taiwan. The Company's reportable segments have been determined based on geography.


VARIABLE LIFE PRODUCTS

During the last five years the Company has grown significantly through the successful implementation of its variable insurance sales strategies. This growth reflects:

      o continuing shift in consumer preference as they seek greater control over their investment decision making,

      o    more directed marketing and sales practices by the Company,

      o    increased product offerings, including the launch in late
           1997 of the Corporate-Owned Variable Life (COLI) product, a Survivorship Variable Universal Life (SVUL) product and a Diet Corporate-Owned Variable Life product for the small-case COLI market launched in early 1999,

      o broader offering of underlying investment portfolios by external fund advisers, including asset allocated portfolios "funds of funds",

      o    active monitoring of portfolio managers.

The growth for variable life insurance products is consistent with the Company's commitment to develop variable products as core "estate/business planning products". The broad range of high profile external fund managers permits the policyholders to take advantage of an investment approach known as managing to the "Efficient Frontier" in which investors' assets are allocated among a broad mix of investment choices consistent with their risk-tolerance levels. We are confident the combination of both products and investment platform form the foundation of future growth and profitability.


TAIWAN

The Company entered Taiwan in 1992 as a start-up venture to sell traditional insurance products through its Taiwan branch with full operations commencing in 1995. Despite the Asian financial crisis in 1997, the Company's Taiwan operation has experienced moderate growth over the last two years through the sale of traditional life insurance products. The Company continues to anticipate a large potential for the Taiwan market with a focus on selling innovative insurance related products and services, including traditional life insurance, annuity, and estate and retirement planning products, to high net worth individuals.


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

REVIEW OF CONSOLIDATED OPERATING RESULTS AND CONSOLIDATED FINANCIAL CONDITION


The discussion that follows focuses on the results for the three months ended March 31, 1999 compared to the results for the three months ended March 31, 1998.


NET INCOME

The net income in the first quarter of 1999 was $3.6 million, compared to a loss of $1.8 million in the same period of 1998. Significantly higher fee income on a maturing block of in-force business, together with improved mortality experience and lower interest expense through the contribution of inter-company debt to capital, have contributed positively to the Company's earnings.


DEPOSITS AND PREMIUMS

Variable universal life deposits of $62.8 million in the first quarter of 1999 were 9% higher than the first quarter 1998 deposits of $57.5 million. This growth was a result of strong renewal business and contributed to the increase in the Company's separate account assets from $1,075 million at the end of 1998 to $1,110 million at the end of the first quarter of 1999.


FEE INCOME

Fee income increased to $16.1 million in the first quarter of 1999, compared to $12.5 million in the previous year. The increase in fee income in 1999 is attributable to higher cost of insurance and asset-based fees due to the maturing VUL business and higher asset-based distribution fees earned by the Company's broker-dealer subsidiary.

REALIZED CAPITAL GAINS

Realized gains in the first quarter of 1999 were $1.1 million compared to realized losses of $0.1 million in the same period of 1998. The gain in the first quarter of 1999 resulted from the sale of the Company's $18.8 million investment in shares of Manufacturers Investment Trust (MIT). The Company's initial investment was provided to create critical asset mass and to reduce market volatility of the underlying funds. Critical mass of the underlying funds was achieved during 1998.


POLICYHOLDER BENEFITS

Policyholder benefits were $1.5 million in the first quarter of 1999, compared to $5.2 million in the first quarter of 1998. This decrease is due to improved mortality experience in the U.S. business.


EXPENSES AND DEFERRED ACQUISITION COSTS (DAC) AMORTIZATION

Operating costs and expenses, including commissions, were $18.5 million for the first quarter of 1999 compared to $24.0 million for the same period in 1998 before deferral of acquisition expenses. Net of deferred acquisition costs, these costs were $10.5 million for the first quarter of 1999 compared to $10.9 million for 1998. The decrease in expenses before deferral of acquisition expenses in 1999 is attributable to a decline in first quarter sales due to anticipated product launches in the second quarter of 1999 and volatility due to the random nature of large case COLI sales.

Interest expense reported in the first quarter of 1998 relates to interest on a promissory note of $33 million payable to ManUSA which was discharged and contributed to capital on June 15, 1998 and interest on a surplus debenture due to ManUSA of $8.5 million which was discharged and contributed to capital on December 31, 1998. No such interest costs were recorded for the first quarter of 1999.

ASSETS

Separate account assets were $1,110 million at the end of the first quarter of 1999, compared to $1,075 million at the end of 1998. This growth reflects net cash transfers to the separate accounts of $22.2 million and $12.4 million of gains due to investment performance of the underlying investment funds.

General account assets were $297 million at the end of the first quarter of 1999, compared to $289 million at the end of 1998.

DAC increased by $6.6 million from $163.5 million at the end of 1998 to $170.1 million as at the end of the first quarter of 1999. This increase was due to additional deferrable variable acquisition costs.


LIABILITIES

The Company's separate account liabilities increased $34.6 million. Separate Account liabilities move in tandem with changes in Separate Account assets.

MARKET RISK


Risk management is a fundamental component in the Company's financial strength and stability, and is essential to its continuing success. The key market risks faced by the Company are interest rate risk, equity price risk and foreign currency exchange risk.

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

Based on the Company's overall exposure to interest rate, equity price and foreign currency exchange risks, the Company believes that changes in market rates would not materially affect the consolidated near-term financial position, results of operations or cashflows of the Company as of March 31, 1999. Refer to the Company's Annual Report on form 10-K for a more detailed discussion of "Risk Management Practices and Procedures".

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

The systems used by the Company have been assessed as part of a comprehensive written plan conducted by The Manufacturers Life Insurance Company (collectively with its subsidiaries "Manulife Financial"), to ensure that computer systems and processes of Manulife Financial and its subsidiaries and affiliates, including the Company, will continue to perform through the end of this century and in the next.

In 1996, in order to make Manulife Financial's systems Year 2000 compliant, a program was instituted to modify or replace both Manulife Financial's information technology systems ("IT systems") and embedded technology systems ("Non-IT systems"). The phases of this program include (i) an inventory and assessment of all systems to determine which are critical, (ii) planning and designing the required modifications and replacements, (iii) making these modifications and replacements, (iv) testing modified or replaced systems, (v) redeploying modified or replaced systems and (vi) final management review and certification. For most IT and non-IT systems identified as critical, certification has been completed for the Company. Of those systems classified as critical, management believes that over 99% were Year 2000 compliant at the end of 1998. Management continues to focus attention on the remaining 1% of critical systems. Those that affect the Company are expected to be compliant by the end of the second quarter in 1999. The Company's non-critical systems were Year 2000 compliant by the end of the first quarter 1999.

In addition to efforts directed at Manulife Financial's own systems, Manulife Financial is presently consulting vendors, customers, and other third parties with which it deals in an effort to ensure that no material aspect of Manulife Financial's operations will be hindered by Year 2000 problems of these third parties. This process includes providing third parties with questionnaires regarding the state of their Year 2000 readiness and, where possible or where appropriate, conducting further due diligence activities.

Manulife Financial recognizes the importance of preparing for the change to the Year 2000 and, in January 1999, commenced preparation of contingency plans, in the event that Manulife Financial's Year 2000 program has not fully resolved its Year 2000 issues. The Year 2000 Project Management Office for Manulife Financial's U.S. Division is coordinating the preparation of the Year 2000 contingency plan on behalf of U.S. Division affiliates and subsidiaries. Contingency planning is targeted for completion by mid-1999.

Management currently believes that, with modifications to existing software and conversions to new software, the Year 2000 risk will not pose significant operational problems for Manulife Financial's computer systems. As part of the Year 2000 program, critical systems were "time-shift" tested in the Year 2000 and beyond to confirm that they will continue to function properly before, during and after the change to the Year 2000. However, there can be no assurance that Manulife Financial's Year 2000 program, including consulting third parties and its contingency planning, will avoid any material adverse effect on Manulife Financial's operations, customer relations or financial condition. Manulife Financial estimates the total cost of its Year 2000 program will be approximately $59.9 million*, of which $48.6 million * has been incurred through December 31, 1998; however, there can be no assurance that the actual cost incurred will not be materially higher than such estimate. Manulife Financial's Year 2000 costs were $3.9 million* for the first three months of 1999 and $7.1million* for the first three months of 1998. Most costs will be expensed as incurred; however, those costs attributed to the purchase of new software and hardware will generally be capitalized. The total cost of the Year 2000 program is not expected to have a material effect on Manulife Financial's net operating income.

*  All dollar values converted from Canadian dollars using the exchange rate of
1.512 in effect March 31, 1999.

PART II--OTHER INFORMATION


Item 1-   Legal Proceedings
          Nothing to report.


Item 2-  Changes in Securities
         On January 29, 1999, ManUSA contributed an amount receivable from a subsidiary to the Company in the amount of $1,721,979 in exchange for one common share.


Item 3-  Defaults upon Senior Securities
         Nothing to report.


Item 4 - Submission of Matters to a Vote of Security Holders
         Nothing to report.

Item 5-  Other Information
         Nothing to report.


Item 6A- Exhibits

                                                     Page in Sequential
                                                      Numbering System
                                                       Where Exhibit
Exhibit No.            Description                        Located
--------------------   ----------------------   ---------------------------

(1) Not Applicable

(2) None

(3)(a)(i)              Restated Articles of     Incorporated by reference to
                       Redomestication of The   Exhibit 3 (A) (i) to Post-
                       Manufacturers Life       Effective Amendment No. 6 on
                       Insurance Company of     Form S-1 filed by The Manufac-
                       America**                turers Life Insurance Company
                                                of America on December 9, 1996
                                                (File No. 33-57020)


(3)(b)(i)              By-Laws of The           Incorporated by reference to
                       Manufacturers Life       Exhibit 3(b)(i) to Post-
                       Insurance Company of     Effective Amendment No. 6 on
                       America**                Form S-1 filed by The Manufac-
                                                turers Life Insurance Company
                                                of America on December 9, 1996
                                                (File No. 33-57020)

(4)(a)                 Form of Multi-Account    Incorporated reference to
                       Flexible Variable        Exhibit (4)(a) to Pre-
                                                Effective Amendment No. 1
                                                on Form S-1 filed by
                                                The Manufacturers Life
                                                Insurance Company of
                                                America on February 10, 1994
                                                (File No. 33-57020)

              Manufacturers Life      to Post- Effective Amendment No. 6 on
(4)(b)(i)     Individual Retirement   Incorporated by reference to Exhibit
              Annuity Rider           (4)(b)(i) to Pre-Effective Amendment
                                      No. 1 on Form S-1filed by The
                                      Manufacturers Life Insurance Company
                                      of America on February 10, 1994 (File No.
                                      33-57020)

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

(4)(b)(iii)   Endorsement             Incorporated by reference to Exhibit
              0646-END.001            (4)(b)(ii) to Form 10Q by The
                                      Manufacturers Life Insurance Company of
                                      America on August 14, 1997
                                      (File No. 33-57020)


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

(10)(b)(iv)   Service Agreement       Incorporated by reference to Exhibit
              between The             (8)(d) to Post- Effective Amendment
              Manufacturers Life      No. 1 statement on Form N-4 filed by
              Insurance Company and   The Manufacturers Life Insurance
              ManEquity, Inc. dated   Company of America on May 2, 1994
              January 2, 1991 as      (File No. 33-57018)
              amended March 1, 1994

(10)(c)       Specimen Agreement      Incorporated by reference to Exhibit
              between ManEquity,      (3) (b) (i) to the registration statement
              Inc. and registered     on - Form N-4 filed by The Manufacturers
              representatives         Life Insurance Company of America on
                                      January 13, 1993 (File No. 33-57018)

(10)(d)       Specimen Agreement      Incorporated by reference to Exhibit
              between Incorporated    (3)(B)(ii) to the registration statement
              by ManEquity, and       on Form N-4 filed by The Manufacturers
              Dealers                 Life Insurance Company of America
                                      on January 13, 1993 (File No. 33-57018)


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

(25)          Not Applicable

(26)          Not Applicable

(27)          Financial Data          Filed Herewith
              Schedule

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


                                      THE MANUFACTURERS LIFE INSURANCE
                                      COMPANY OF AMERICA
                                             (Registrant)


May 17, 1999                          By:    /s/ DOUGLAS H. MYERS
                                             --------------------
Date                                         DOUGLAS H. MYERS
                                             Vice-President, Finance
                                             (Principal Financial Officer)


May 17, 1999                          By:    /s/ DONALD A. GULOIEN
                                             ---------------------
Date                                         DONALD A. GULOIEN
                                             President & Director
                                             (Principal Executive Officer)

                                  EXHIBIT INDEX


Exhibit No.   Description
-----------   --------------------------------------------------------

    27        Financial data schedule for quarter ended March 31, 1999