Form 10-Q
period 1999-06-30
MANUFACTURERS LIFE INSURANCE CO OF AMERICA
filed 1999-08-16
CIK 895998

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                            QUARTERLY REPORT PURSUANT
                          TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999



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

                     X     Yes                          No
                  ---------                    ---------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's sole class of common stock, as of June 30, 1999 is 4,501,862.

               THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

                          Quarterly Report on Form 10-Q
                       For the period ended June 30, 1999

                                Table of Contents
--------------------------------------------------------------------------------



                                                                                                                Page
                                                                                                                ----
Part I         Financial Information                                                                              3

Item 1.        Financial Statements                                                                               3

               Consolidated Balance Sheets as at June 30, 1999 and December 31, 1998                              3

               Consolidated Statements of Income for the three and six months ended June 30, 1999 and 1998        4

               Consolidated Statement of Changes in Capital and Surplus as at June 30, 1999                       5

               Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998              6

               Notes to Consolidated Financial Statements                                                         7

Item 2.        Management's Discussion and Analysis of Results of Operations and Financial Condition             10

Part II        Other Information                                                                                 16

Item 1         Legal Proceedings                                                                                 16

Item 2         Change in Securities                                                                              16

Item 3         Default upon Senior Securities                                                                    16

Item 4         Submission of Matters to a vote of Security Holders                                               16

Item 5         Other Information                                                                                 16

Item 6A        Exhibits                                                                                          16

Item 6B        Reports on Form 8-K                                                                               19

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED BALANCE SHEETS

                                                                                            As at             As at
                                                                                          June 30       December 31
ASSETS  ($ thousands)                                                                        1999              1998
-------------------------------------------------------------------------------------------------------------------
INVESTMENTS:                                                                          (UNAUDITED)

Securities available-for-sale, at fair value:
              Fixed maturity (amortized cost: 1999 $66,805; 1998 $45,248)             $    67,622       $    49,254
              Equity (cost: 1999 $ - ; 1998 $19,219)                                            -            20,524
Short-term investments                                                                      4,628               459
Policy loans                                                                               22,897            19,320
-------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                                     $    95,147       $    89,557
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                  20,650            23,789
Deferred acquisition costs                                                                175,971           163,506
Income taxes recoverable                                                                        -             2,665
Deferred income taxes                                                                       1,009                 -
Other assets                                                                               12,068             9,062
Separate account assets                                                                 1,175,391         1,075,231
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $ 1,480,236       $ 1,363,810
===================================================================================================================

LIABILITIES, CAPITAL AND SURPLUS ($  thousands)                                              1999              1998
-------------------------------------------------------------------------------------------------------------------
LIABILITIES:
Policyholder liabilities and accruals                                                 $    66,768       $    60,830
Due to affiliates                                                                           9,061             5,133
Deferred income taxes                                                                           -               763
Other liabilities                                                                          20,082            18,656
Separate account liabilities                                                            1,175,391         1,075,231
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                     $ 1,271,302       $ 1,160,613
===================================================================================================================
CAPITAL AND SURPLUS:
Common shares                                                                         $     4,502       $     4,502
Preferred shares                                                                           10,500            10,500
Contributed surplus                                                                       195,596           193,096
Retained earnings (deficit)                                                                 2,714            (2,664)
Accumulated other comprehensive income (loss)                                              (4,378)           (2,237)
-------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL AND SURPLUS                                                             $   208,934       $   203,197
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, CAPITAL AND SURPLUS                                                $ 1,480,236       $ 1,363,810
===================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Income (UNAUDITED)


                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30                      JUNE 30

($ thousands)                                                          1999        1998              1999        1998
----------------------------------------------------------------------------------------------------------------------

REVENUE:
     Premiums                                                     $   2,302     $   2,208         $ 4,452     $ 4,158
     Fee income                                                      18,010        13,344          34,095      26,011
     Net investment income                                            1,614           985           3,177       2,619
     Realized investment gains (losses)                                   -            74           1,051          (8)
     Other                                                                -            47             106         104
----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                     $  21,926     $  16,658         $42,881     $32,884
----------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES:
     Policyholder benefits and claims                             $   3,980     $   2,406         $ 5,485     $ 7,582
     Operating costs and expenses                                    11,540         9,117          21,461      19,473
     Commissions                                                        489           743           1,343       1,296
     Amortization of deferred acquisition costs                       3,144         3,158           5,676       4,486
     Interest expense                                                     -           976              46       1,884
     Policyholder dividends                                              30           138             110         794
----------------------------------------------------------------------------------------------------------------------
TOTAL BENEFITS AND EXPENSES                                       $  19,183     $  16,538         $34,121     $35,515
----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                     2,743           120           8,760      (2,631)
----------------------------------------------------------------------------------------------------------------------
INCOME TAX BENEFIT (EXPENSE)                                           (982)          (22)         (3,382)        968
----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                 $   1,761     $      98         $ 5,378     $(1,663)
----------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL AND SURPLUS (UNAUDITED)


                                                                                        ACCUMULATED
                                                                          RETAINED         OTHER          TOTAL
                                             CAPITAL     CONTRIBUTED      EARNINGS     COMPREHENSIVE  SHAREHOLDER'S
  ($ thousands)                               STOCK        SURPLUS        (DEFICIT)        LOSS          EQUITY
  -------------------------------------------------------------------------------------------------------------------

  Balance at January 1, 1999                 $15,002        $193,096       $(2,664)       $(2,237)      $  203,197
  Capital contribution (note 4)                    -           2,500             -              -            2,500
  Comprehensive income (note 3)                    -               -         5,378         (2,141)           3,237
  -------------------------------------------------------------------------------------------------------------------
  BALANCE, JUNE 30, 1999                     $15,002        $195,596       $ 2,714        $(4,378)      $  208,934
  -------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)


                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE  30
($ thousands)                                                                                1999              1998
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                                     $     5,378       $   (1,663)
Adjustments to reconcile net income to net cash used in operating activities:
     Additions to policy liabilities                                                        1,492               304
     Deferred acquisition costs                                                           (17,401)          (24,055)
     Amortization of deferred acquisition costs                                             5,676             4,486
     Realized (gain) loss  on investments                                                  (1,051)                8
     Increases (decreases) to deferred income taxes                                          (449)            1,110
     Other                                                                                  7,863             2,720
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                   $     1,508       $   (17,090)
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Fixed maturity securities sold                                                        $     1,086       $    23,438
Fixed maturity securities purchased                                                       (22,703)           (5,538)
Equity securities sold                                                                     20,284             4,922
Equity securities purchased                                                                   (14)           (5,177)
Net change in short-term investments                                                       (4,169)           (8,145)
Net policy loans advanced                                                                  (3,577)           (2,305)
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                                       $    (9,093)      $     7,195
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Receipts from variable life and annuity policies
     credited to policyholder account balances                                        $     5,934       $     4,080
Withdrawals of policyholder account balances on
     variable life and annuity policies                                                    (1,488)           (2,236)
-------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                                 $     4,446       $     1,844
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS:
Increase (decrease)  during the period                                                $    (3,139)      $    (8,051)
Balance, beginning of year                                                                 23,789            19,882
-------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                                $    20,650       $    11,831
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

               THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


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


2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of ManAmerica and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in ManAmerica's annual report on Form 10-K for the year ended December 31, 1998. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

3.       COMPREHENSIVE INCOME

         Total comprehensive income for the three months and six months ended June 30, 1999 and 1998 was as follows:


                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30                     JUNE 30
          COMPREHENSIVE INCOME:                              1999        1998             1999        1998
          --------------------------------------------------------------------------------------------------

          NET INCOME (LOSS)                            $    1,761   $      98       $    5,378    $ (1,663)

          OTHER COMPREHENSIVE INCOME, NET OF TAX:
               Unrealized holding gains (losses)
               on available-for-sale securities              (854)       (179)          (2,457)        990
               Foreign currency translation                   294        (742)             316        (789)
          --------------------------------------------------------------------------------------------------
          Other comprehensive income (loss)            $     (560)  $    (921)      $   (2,141)   $    201

          --------------------------------------------------------------------------------------------------
          COMPREHENSIVE INCOME (LOSS)                  $    1,201   $    (823)      $    3,237    $ (1,462)
          --------------------------------------------------------------------------------------------------

         Other comprehensive income is reported net of taxes payable (recoverable) of $(460) and $(96) for the three months, and $(1,323) and $533 for the six months ended June 30, 1999 and 1998, respectively.

         Accumulated other comprehensive income is comprised of the following:

                                                   AS AT JUNE 30    AS AT DECEMBER 31
         ($ thousands)                                     1999             1998
         ----------------------------------------- ---------------- -------------------
         UNREALIZED GAINS (LOSSES):
              Beginning balance                          $  2,949       $    380
              Current period change                        (2,457)         2,569
         ----------------------------------------- ---------------- -------------------
              Ending balance                             $    492       $  2,949
         ----------------------------------------- ---------------- -------------------
         FOREIGN CURRENCY:
              Beginning balance                          $ (5,186)      $ (5,272)
              Current period change                           316             86
         ----------------------------------------- ---------------- -------------------
              Ending balance                             $ (4,870)      $ (5,186)
         ----------------------------------------- ---------------- -------------------
         ACCUMULATED OTHER COMPREHENSIVE LOSS
                                                         $ (4,378)      $ (2,237)
         ----------------------------------------- ---------------- -------------------


4.       CAPITAL CONTRIBUTION

         On January 29, 1999, ManUSA contributed an amount receivable from a subsidiary to the Company in the amount of $1,722 in exchange for one common share. On April 15, 1999, ManUSA contributed an additional amount receivable of $778 from a subsidiary to the Company.

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

         Segmented information for the Company is as follows:

         AS AT AND FOR THE SIX MONTHS ENDED JUNE 30
         ($ thousands)                                             TAIWAN         U.S.         TOTAL
         -------------------------------------------------- ---------------- ------------ ----------
         1999
         Premiums and fee income                                 $  4,452     $ 34,095     $  38,547
         Interest expense                                               -           46            46
         Income tax benefit (expense)                                 697       (4,079)       (3,382)
         Net income (loss)                                         (1,294)       6,672         5,378
         Total assets excluding separate account assets          $ 30,510     $274,335     $ 304,845
         -------------------------------------------------- ---------------- ------------ ----------
         1998
         Premiums and fee income                                 $  4,158     $ 26,011     $  30,169
         Interest expense                                               -        1,884         1,884
         Income tax benefit                                           551          417           968
         Net loss                                                  (1,024)        (639)       (1,663)
         Total assets excluding separate account assets          $ 27,344     $261,235     $ 288,579
         -------------------------------------------------- ---------------- ------------ ----------

         FOR THE THREE MONTHS ENDED JUNE 30
         ($ thousands)                                             TAIWAN         U.S.         TOTAL
         -------------------------------------------------- ---------------- ------------ ----------
         1999
         Premiums and fee income                                 $  2,302     $ 18,010     $  20,312
         Interest expense                                               -            -             -
         Income tax benefit (expense)                                 246       (1,228)         (982)
         Net income (loss)                                           (457)       2,218         1,761
         -------------------------------------------------- ---------------- ------------ ----------
         1998
         Premiums and fee income                                 $  2,208     $ 13,490     $  15,698
         Interest expense                                               -          976           976
         Income tax  benefit (expense)                                271         (293)          (22)
         Net income (loss)                                           (224)         332            98
         -------------------------------------------------- ---------------- ------------ ----------


7.       COMPARATIVE FIGURES

         Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 financial statement presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Manulife Financial is a leading provider of financial protection products and investment management services to individuals, families, businesses and groups in selected international markets. Manulife Financial operates in 16 countries and territories worldwide, with more than 27,000 employees and agents. Funds under management by Manulife Financial and its subsidiaries were $96.7 billion
(Cdn) as of December 31, 1998 with a consolidated surplus position of $6.0 billion (Cdn).

The Company, along with its ultimate parent company Manulife Financial, enjoys strong financial ratings that enhance its ability to attract new sales and retain assets. The Company has received financial strength ratings of A++ (Superior) by A.M. Best and AA+ (Very Strong) by Standards and Poor's ("S&P"). The Company is rated AAA (Highest) by Duff & Phelps in terms of its ability to meet its contractual obligations to policyholders.

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

The growth for variable life insurance products is consistent with the Company's commitment to develop variable products as core estate/business planning products. The broad range of high profile external fund managers permits the policyholders to take advantage of an investment approach known as managing to the "Efficient Frontier" in which investors' assets are allocated among a broad mix of investment choices consistent with their risk-tolerance levels. We are confident the combination of both products and investment platform form the foundation of future growth and profitability.


TAIWAN

The Company entered Taiwan in 1992 as a start-up venture to sell traditional insurance products through its Taiwan branch with full operations commencing in 1995. Despite the Asian financial crisis in 1997, the Company's Taiwan operation has experienced moderate growth over the last two years. The Company continues to anticipate a large potential for the Taiwan market with a focus on selling innovative insurance related products and services including traditional life insurance, annuity, and estate and retirement planning products, as well as financial, estate and retirement planning services to high net worth individuals.



FORWARD-LOOKING STATEMENTS

Certain information included herein is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not limited to, statements concerning anticipated operating results, financial resources, growth in existing markets, and the impact of the year 2000. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein. These risks and uncertainties include changes in general economic conditions, the effect of regulatory, tax and competitive changes in the environment in which the Company operates, fluctuations in interest rates, performance of financial markets, and the Company's ability to achieve anticipated levels of earnings.

REVIEW OF CONSOLIDATED OPERATING RESULTS AND CONSOLIDATED FINANCIAL CONDITION

The discussion that follows focuses on the results for the six months and three months ended June 30, 1999 compared to the results for the six months and three months ended June 30, 1998.

NET INCOME

Significantly higher fee income on a maturing block of in-force business, together with improved mortality experience and lower interest expense through the conversion of inter-company debt to capital, have contributed positively to the Company's earnings.

DEPOSITS

Variable universal life (VUL) deposits of $110.2 million for the six months and $47.4 million for the three months ended June 30, 1999 were 6.9% and 3.9% higher, respectively, than VUL deposits of $103.1 million and $45.6 million for the same periods in 1998. This growth was a result of strong renewal business and contributed to the increase in the Company's separate account assets which went from $1,075 million at the end of 1998 to $1,175 million at the end of the second quarter of 1999.

FEE INCOME

Fee income increased to $34.1 million for the six months and $18.0 million for the three months ended June 30, 1999 compared to $26.0 million and $13.3 million for the same periods in 1998. The increase in fee income in 1999 is attributable to higher cost of insurance and asset-based fees due to the maturing VUL business and higher asset-based distribution fees earned by the Company's broker-dealer subsidiary.

NET INVESTMENT INCOME

Net investment income was $3.2 million for the six months and $1.6 million for the three months ended June 30, 1999 compared to $2.6 million and $1.0 million for the same periods in 1998. The increase in investment income in 1999 is due primarily to the increase in fixed maturity security holdings during the first half of 1999 compared to the first half of 1998.

REALIZED CAPITAL GAINS

Realized gains for the six months ended June 30, 1999 were $1.1 million compared to $0.0 million in the same period of 1998. The gain in 1999 resulted from the sale of the Company's $18.8 million investment in shares of Manufacturers Investment Trust (MIT). The Company's initial investment in MIT was provided to create critical asset mass and to reduce market volatility of the underlying funds. Critical mass of the underlying funds was achieved during 1998.

POLICYHOLDER BENEFITS

Policyholder benefits were $5.5 million for the six months and $4.0 million for the three months ended June 30, 1999, compared to $7.6 million and $2.4 million for the same periods in 1998. The overall decrease in policyholder benefits for the first half of 1999 is due to improved mortality experience in the U.S. business compared to 1998.

EXPENSES AND DEFERRED ACQUISITION COSTS (DAC) AMORTIZATION

Operating costs and expenses, including commissions, were $39.5 million for the six months and $21.0 million for the three months ended June 30, 1999 compared to $44.4 million and $20.4 million for the same periods in 1998, before deferral of acquisition expenses. Net of deferred acquisition costs, these costs were $22.8 million for the six months and $12.0 million for the three months ended June 30, 1999, compared with $20.8 million and $9.9 million for the same periods in 1998. The decrease in expenses before deferral of acquisition expenses in 1999 is attributable to a decline in COLI sales in the first half of 1999 and volatility due to the random nature of large case COLI sales.

Interest expense reported in the first half of 1998 relates to interest on a promissory note of $33 million payable to ManUSA which was discharged and converted to capital on June 15, 1998 and interest on a surplus debenture due to ManUSA of $8.5 million which was discharged and contributed to capital on December 31, 1998. No such interest costs were recorded in 1999.


ASSETS

Separate account assets were $1,175 million at the end of the first half of 1999, compared to $1,075 million at the end of 1998. This growth reflects net cash transfers of $27 million, and $73 million of gains due to investment performance of the underlying investment funds.

General account assets were $305 million at the end of the first quarter of 1999, compared to $289 million at the end of 1998. This growth was due primarily to the increase in the DAC asset which increased by $12.5 million from $163.5 million at the end of 1998 to $176.0 million as at the end of the first half of 1999.

The Company's fixed maturity securities increased by $18.3 million from $49.3 million at the end of 1998 to $67.6 million at the end of the first half of 1999. The proceeds from the sale of the Company's investment in shares of Manufacturers Investment Trust (MIT) discussed previously were primarily used to purchase additional fixed maturity securities.

LIABILITIES

The Company's separate account liabilities increased $100 million. Separate Account liabilities move in tandem with changes in Separate Account assets.

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

The Company earns asset based fees on the asset levels invested in the separate accounts. As a result, the Company is subject to equity and interest rate risks, and the effect changes in equity market levels and interest rate changes will have on the amounts invested in the separate accounts.

The Company's policy of matching assets with related liabilities by currency limits its exposure to foreign currency movements to a minimal level. The currency exposure on surplus is proportional to the underlying liabilities, thus insulating the Company's "surplus to liability" ratios from changes in foreign currency exchange rates.

Based on the Company's overall exposure to interest rate, equity price and foreign currency exchange risks, the Company believes that changes in market rates would not materially affect the consolidated near-term financial position, results of operations or cashflows of the Company as of June 30, 1999. Refer to the Company's Annual Report on form 10-K for a more detailed discussion of "Risk Management Practices and Procedures".


IMPACT OF YEAR 2000

The Company makes extensive use of information systems in the operations of its various businesses, including for the exchange of financial data and other information with customers, suppliers and other counterparties. The Company also uses software and information systems provided by third parties in its accounting, business and investment systems.

The Year 2000 risk, as it is commonly known, is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems' failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send premium billing notices, make claims payments or engage in other normal business activities.

The systems used by the Company have been assessed as part of a comprehensive written plan conducted by The Manufacturers Life Insurance Company (collectively with its subsidiaries "Manulife Financial") to ensure that the computer systems and processes of Manulife Financial, including the Company's, will continue to perform through the end of this century and in the next.

In 1996, in order to make Manulife Financial's systems Year 2000 compliant, a Project was instituted to modify or replace both Manulife Financial's information technology systems ("IT systems") and embedded technology systems ("Non-IT systems"). The phases of this Project include (i) an inventory and assessment of all systems to determine which are critical, (ii) planning and designing the required modifications and replacements, (iii) making these modifications and replacements, (iv) testing modified replaced systems, (v) redeploying modified or replaced systems and (vi) final management review and certification.

As at June 30, 1999, management believes that the certification phase has been completed for all the Company's critical IT and Non-IT systems. Management believes that the Company's non-critical systems were Year 2000 compliant by the end of the first quarter 1999.

In addition to efforts directed at the Company's own systems, Manulife Financial consulted vendors, customers, borrowers and other third parties with which the Company deals in an effort to ensure that no material aspect of the Company's operations will be hindered by Year 2000 problems of these third parties. This process included sending questionnaires to third parties regarding the state of their Year 2000 readiness and, where possible or where appropriate, conducting further due diligence activities. Where appropriate, risk management steps are being followed as a result of the third-party assessment.

The Year 2000 Project Management Office for Manulife Financial's U.S. Division has coordinated the preparation and completion of contingency plans on behalf of U.S. Division affiliates and subsidiaries, including the Company, in the event that Manulife Financial's Year 2000 Project has not fully resolved its Year 2000 issues.

Management believes that, due to the modifications made to existing software and conversions to new software, the Year 2000 risk will not pose significant operational problems for the Company's computer systems. As part of the Year 2000 Project, critical systems were "time-shift" tested in the year 2000 and beyond to confirm that they will continue to function properly before, during and after the change to the year 2000. However, there can be no assurance that Manulife Financial's Year 2000 Project, including consulting third parties and its contingency planning, will avoid any material adverse effect on the Company's operations, customer relations or financial condition.

Manulife Financial estimates the total cost of its Year 2000 Project will be approximately $61.2 million,* of which $56.3 million* has been incurred through June 30, 1999. In addition, previously unbudgeted costs associated with the start up of a new joint venture in Japan in April 1999 are estimated to be $4.6 million,* of which $1.4 million* was incurred through June 30, 1999. These previously unbudgeted costs will be shared by Manulife Financial and its joint venture partner. There can be no assurance that the actual costs incurred will not be materially higher than estimated. Manulife Financial's Year 2000 costs were $8.5 million* for the first six months of 1999, including the total joint venture costs, and $15.9 million* for the first six months of 1998. Most costs will be expensed as incurred; however, those costs attributed to the purchase of new software and hardware will generally be capitalized.

* All figures are shown in US dollars converted from Canadian dollars using the average exchange rate of 1.493 in effect June 30, 1999.

PART II--OTHER INFORMATION

Item 1   -   Legal Proceedings
                      Nothing to report.

Item 2   -   Changes in Securities
                      Nothing to report.

Item 3   -   Defaults upon Senior Securities
                      Nothing to report.

Item 4   -   Submission of Matters to a Vote of Security Holders
                      Nothing to report.

Item 5   -   Other Information
                      Nothing to report.

Item 6A  -   Exhibits


                                                 Page in Sequential
                                                  Numbering System
                                                    Where Exhibit
Exhibit No.       Description                          Located
---------------   -------------------------    ---------------------------
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

(3)(b)(i)         By-Laws of The               Incorporated by reference to Exhibit 3(b)(i)
                  Manufacturers Life           to Post-Effective Amendment No. 6 on
                  Insurance Company of         Form S-1 filed by The Manufacturers Life
                  America**                    Insurance Company of America on
                                               December 9, 1996 (File No. 33-57020)

(4)(a)            Form of Multi-Account        Incorporated reference to Exhibit (4)(a)
                  Flexible Variable            to Pre-Effective Amendment No. 1
                                               on Form S-1 filed by The Manufacturers
                                               Life Insurance Company of America
                                               on February 10, 1994 (File No.
                                               33-57020)

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

(10)(b)(iv)       Service Agreement between    Incorporated by reference to Exhibit
                  The Manufacturers Life       (8)(d) to Post-Effective Amendment




                  Insurance Company and        No. 1 statement on Form N-4 filed by
                  ManEquity, Inc. dated        The Manufacturers Life Insurance
                  January 2, 1991 as amended   Company of America on May 2, 1994
                  March 1, 1994                (File No. 33-57018)

(10)(c)           Specimen Agreement between   Incorporated by reference to Exhibit
                  ManEquity, Inc. and          (3) (b) (i) to the registration statement on --
                  registered representatives   Form N-4 filed by The Manufacturers Life
                                               Insurance Company of America on
                                               January 13, 1993 (File No. 33-57018)

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


                                        THE MANUFACTURERS LIFE INSURANCE
                                        COMPANY OF AMERICA
                                                     (Registrant)




August 16, 1999                         By:  /s/ Douglas H. Myers
Date                                         ----------------------------------
                                             DOUGLAS H. MYERS
                                             Vice-President, Finance
                                             (Principal Financial Officer)






August 16, 1999                         By:  /s/ Donald A. Guloien
Date                                         ----------------------------------
                                             DONALD A. GULOIEN
                                             President & Director
                                             (Principal Executive Officer)

                                  EXHIBIT INDEX

Exhibit No.              Description
-----------              -----------
27                       Financial data schedule for quarter ended June 30, 1999