Form 10-Q
period 1999-09-30
MANUFACTURERS LIFE INSURANCE CO OF AMERICA
filed 1999-11-15
CIK 895998

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                            QUARTERLY REPORT PURSUANT
                          TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's sole class of common stock, as of September 30, 1999 is 4,501,862.

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

                         Quarterly Report on Form 10-Q
                    For the period ended September 30, 1999

                               Table of Contents




                                                                                                Page
                                                                                                ----
Part I   Financial Information                                                                    3
Item 1.  Financial Statements                                                                     3
         Consolidated Balance Sheets as at September 30, 1999 and December 31, 1998               3
         Consolidated Statements of Income for the three and nine months ended September 30,      4
         1999 and 1998
         Consolidated Statement of Changes in Capital and Surplus as at September 30, 1999        5
         Consolidated Statements of Cash Flows for the nine months ended September 30, 1999       6
         and 1998
         Notes to Consolidated Financial Statements                                               7
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition   10
Part II  Other Information                                                                       16
Item 1   Legal Proceedings                                                                       16
Item 2   Change in Securities                                                                    16
Item 3   Default upon Senior Securities                                                          16
Item 4   Submission of Matters to a vote of Security Holders                                     16
Item 5   Other Information                                                                       16
Item 6A  Exhibits                                                                                16
Item 6B  Reports on Form 8-K                                                                     19

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED BALANCE SHEETS



                                                                       AS AT        AS AT
                                                                    SEPTEMBER 30  DECEMBER 31
ASSETS  ($ thousands)                                                   1999         1998
---------------------                                               ------------  -----------
                                                                     (UNAUDITED)
INVESTMENTS:
Securities available-for-sale, at fair value:
       Fixed maturity (amortized cost: 1999 $70,574; 1998 $45,248)       $70,898      $49,254
       Equity (cost: 1999 $NIL ; 1998 $19,219)                                 -       20,524
Short-term investments                                                     6,781          459
Policy loans                                                              25,230       19,320
                                                                      ----------   ----------
TOTAL INVESTMENTS                                                       $102,909      $89,557
                                                                      ----------   ----------
Cash and cash equivalents                                                 19,070       23,789
Deferred acquisition costs                                               181,494      163,506
Income taxes recoverable                                                       -        2,665
Deferred income taxes                                                      3,146            -
Other assets                                                              11,199        9,062
Separate account assets                                                1,171,938    1,075,231
                                                                      ----------   ----------
TOTAL ASSETS                                                          $1,489,756   $1,363,810
                                                                      ----------   ----------

LIABILITIES, CAPITAL AND SURPLUS ($thousands)                               1999         1998
LIABILITIES:
Policyholder liabilities and accruals                                    $74,371      $60,830
Due to affiliates                                                          9,014        5,133
Deferred income taxes                                                          -          763
Other liabilities                                                         22,659       18,656
Separate account liabilities                                           1,171,938    1,075,231
                                                                      ----------   ----------
TOTAL LIABILITIES                                                     $1,277,982   $1,160,613
                                                                      ----------   ----------
CAPITAL AND SURPLUS:
Common shares                                                             $4,502       $4,502
Preferred shares                                                          10,500       10,500
Contributed surplus                                                      195,596      193,096
Retained earnings (deficit)                                                5,682      (2,664)
Accumulated other comprehensive loss                                     (4,506)      (2,237)
                                                                      ----------   ----------
TOTAL CAPITAL AND SURPLUS                                               $211,774     $203,197
                                                                      ----------   ----------
TOTAL LIABILITIES, CAPITAL AND SURPLUS                                $1,489,756   $1,363,810
                                                                      ==========   ==========



The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                              THREE MONTHS ENDED     NINE  MONTHS ENDED
                                                 SEPTEMBER 30           SEPTEMBER 30
                                              -------------------    --------------------
($ thousands)                                    1999        1998       1999         1998
-------------                                 -------     -------    -------      -------
REVENUE:
 Premiums                                     $ 2,640     $ 2,109    $ 7,092      $ 6,267
 Fee income                                    17,650      13,737     51,851       39,852
 Net investment income                          1,806       1,578      4,983        4,197
 Realized investment gains (losses)                 -           -      1,051           (8)
                                             --------    --------    -------     --------
TOTAL REVENUE                                 $22,096     $17,424    $64,977      $50,308
                                             --------    --------    -------     --------
BENEFITS AND EXPENSES:
 Policyholder benefits and claims             $ 6,134     $ 3,879    $11,619      $11,461
 Amortization of deferred acquisition costs     4,355       3,641     10,031        8,127
 Operating costs and expenses                   7,654      10,919     30,458       31,688
 Interest expense                                   -         381         46        2,265
 Policyholder dividends                            34         180        144          974
                                             --------    --------    -------     --------
TOTAL BENEFITS AND EXPENSES                   $18,177     $19,000    $52,298      $54,515
                                             --------    --------    -------     --------
INCOME (LOSS) BEFORE INCOME TAXES               3,919     (1,576)     12,679       (4,207)
                                             --------    --------    -------     --------
INCOME TAX BENEFIT (EXPENSE)                     (951)        472     (4,333)       1,440
                                             --------    --------    -------     --------
NET INCOME (LOSS)                             $ 2,968    $(1,104)    $ 8,346      $(2,767)
                                             --------    --------  ---------   ----------

The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL AND SURPLUS (UNAUDITED)




                                                                   ACCUMULATED
                                                       RETAINED       OTHER         TOTAL
                                CAPITAL  CONTRIBUTED   EARNINGS   COMPREHENSIVE  CAPITAL AND
($thousands)                     STOCK     SURPLUS    (DEFICIT)        LOSS        SURPLUS
------------                   --------  -----------  ----------  -------------  -----------
Balance at January 1, 1999     $ 15,002   $193,096     $ (2,664)    $ (2,237)      $203,197
Capital contribution (note 5)         -      2,500            -            -          2,500
Comprehensive income (note 4)         -          -        8,346       (2,269)         6,077
                               --------   --------     --------     --------       --------
BALANCE, SEPTEMBER 30, 1999    $ 15,002   $195,596     $  5,682     $ (4,506)      $211,774
                               ========   ========     ========     ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)




                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER  30
($thousands)                                                                       1999       1998
------------                                                                   --------   --------
OPERATING ACTIVITIES:
Net income (loss)                                                              $  8,346   $ (2,767)
Adjustments to reconcile net income to net cash used in operating activities:
     Additions to policy liabilities                                              6,937      3,598
     Deferred acquisition costs                                                 (27,022)   (33,818)
     Amortization of deferred acquisition costs                                  10,031      8,127
     Realized (gain) loss  on investments                                        (1,051)         8
     Increases (decreases) to deferred income taxes                              (2,444)       620
     Other                                                                       11,053      9,206
                                                                               --------   --------
Net cash provided by (used in) operating activities                            $  5,850   $(15,026)
                                                                               --------   --------
INVESTING ACTIVITIES:
Fixed maturity securities sold                                                 $  1,102   $ 23,363
Fixed maturity securities purchased                                             (26,313)    (6,654)
Equity securities sold                                                           20,284      7,032
Equity securities purchased                                                         (14)    (6,919)
Net change in short-term investments                                             (6,322)    (4,555)
Net policy loans advanced                                                        (5,910)    (3,668)
                                                                               --------   --------
Cash provided by (used in) investing activities                                $(17,173)  $  8,599
                                                                               --------   --------
FINANCING ACTIVITIES:
Receipts from variable life and annuity policies
     credited to policyholder account balances                                 $  8,924   $  6,071
Withdrawals of policyholder account balances on
     variable life and annuity policies                                          (2,320)    (4,652)
                                                                               --------   --------
Cash provided by financing activities                                          $  6,604   $  1,419
                                                                               --------   --------
CASH AND CASH EQUIVALENTS:
Increase (decrease)  during the period                                         $ (4,719)  $ (5,088)
Balance, beginning of year                                                       23,789     19,882
                                                                               --------   --------
BALANCE, END OF PERIOD                                                         $ 19,070   $ 14,874
                                                                               ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)


1.   ORGANIZATION

      The Manufacturers Life Insurance Company of America (hereafter referred to as "ManAmerica" or the "Company") is a direct wholly-owned U.S. subsidiary of The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA"), which is an indirect wholly-owned subsidiary of The Manufacturers Life Insurance Company, which in turn is a wholly-owned subsidiary of Manulife Financial Corporation. Manulife Financial Corporation and its subsidiaries are known collectively as "Manulife Financial".


2.   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of ManAmerica and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in ManAmerica's annual report on Form 10-K for the year ended December 31, 1998. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

      Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 financial statement presentation.


3.   RECENT ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Contracts that contain embedded derivatives, such as certain insurance contracts, are also addressed by the Statement. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999 the FASB issued Statement 137 which delayed the effective date of FAS 133 to fiscal years beginning after June 15, 2000. The Company is evaluating FAS No. 133 and has not determined its impact on results of operations and financial condition.

4.   COMPREHENSIVE INCOME

      Total comprehensive income for the three months and nine months ended September 30, 1999 and 1998 was as follows:



                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30          SEPTEMBER 30
COMPREHENSIVE INCOME:                       1999      1998        1999      1998
                                          --------   -------    --------   -------
NET INCOME (LOSS)                           $2,968   $(1,104)   $  8,346   $(2,767)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
 Unrealized holding gains (losses)
 on available-for-sale securities             (268)      269      (2,725)    1,259
 Foreign currency translation                  140        75         456      (714)
                                          --------   -------    --------   -------
Other comprehensive income (loss)           $ (128)  $   344    $ (2,269)  $   545
                                          --------   -------    --------   -------
COMPREHENSIVE INCOME (LOSS)                 $2,840   $  (760)   $  6,077   $(2,222)
                                          --------   -------    --------   -------

      Other comprehensive income is reported net of taxes recoverable (payable) of $144 and ($145) for the three months, and $1,465 and ($678) for the nine months ended September 30, 1999 and 1998, respectively.

      Accumulated other comprehensive income is comprised of the following:


                                              AS AT               AS AT
                                           SEPTEMBER 30        DECEMBER 31
($ thousands)                                  1999               1998
-------------                              ------------        -----------
UNREALIZED GAINS (LOSSES):
 Beginning balance                              $ 2,949            $   380
 Current period change                           (2,725)             2,569
                                           ------------        -----------
 Ending balance                                 $   224            $ 2,949
                                           ------------        -----------
FOREIGN CURRENCY:
 Beginning balance                              $(5,186)           $(5,272)
 Current period change                              456                 86
                                           ------------        -----------
 Ending balance                                 $(4,730)           $(5,186)
                                           ------------        -----------
ACCUMULATED OTHER COMPREHENSIVE LOSS            $(4,506)           $(2,237)
                                           ============        ===========


5.   CAPITAL CONTRIBUTION

      On January 29, 1999, ManUSA contributed an amount receivable from a subsidiary to the Company in the amount of $1,722 in exchange for one common share. On April 15, 1999, ManUSA contributed an additional amount receivable of $778 from a subsidiary to the Company.

6.   DISPOSAL OF EQUITY SECURITIES

      In January 1999, the Company disposed of shares of the Manufacturers Investment Trust for proceeds of $18,000 and realized a gain of $1,051 on the sale.

7.   SEGMENT DISCLOSURES

      The Company reports two business segments: Traditional Life Insurance sold in Taiwan and Variable Life Insurance sold in the U.S. The Company's reportable segments have been determined based on geography, differences in product features, and distribution; the segments are also consistent with the Company's management structure.

      Segmented information for the Company is as follows:


AS AT AND FOR THE NINE MONTHS ENDED SEPTEMBER 30
($ thousands)                                      TAIWAN      U.S.      TOTAL
-------------                                     --------  ---------  ---------
1999
Premiums and fee income                           $ 7,092   $ 51,851   $ 58,943
Interest expense                                        -         46         46
Income tax benefit (expense)                        1,592     (5,925)    (4,333)
Net income (loss)                                  (2,965)    11,311      8,346
Total assets excluding separate account assets    $30,738   $287,080   $317,818
                                                  -------   --------   --------
1998
Premiums and fee income                           $ 6,267   $ 39,852   $ 46,119
Interest expense                                        -      2,265      2,265
Income tax benefit                                  1,729       (289)     1,440
Net income (loss)                                  (3,212)       445     (2,767)
Total assets excluding separate account assets    $25,034   $254,040   $279,074
                                                  -------   --------   --------


FOR THE THREE  MONTHS ENDED SEPTEMBER 30
($ thousands)                                      TAIWAN      U.S.      TOTAL
-------------                                     --------  ---------  ---------
1999
Premiums and fee income                           $ 2,640   $ 17,650   $ 20,290
Interest expense                                        -          -          -
Income tax benefit (expense)                          895     (1,846)      (951)
Net income (loss)                                  (1,671)     4,639      2,968
                                                  -------   --------   --------
1998
Premiums and fee income                           $ 2,109   $ 13,737   $ 15,846
Interest expense                                        -        381        381
Income tax benefit                                  1,178       (706)       472
Net income (loss)                                  (2,188)     1,084     (1,104)
                                                  -------   --------   --------

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


CORPORATE STRUCTURE AND OVERVIEW

The Company is a direct wholly-owned subsidiary of The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA"), which is an indirect wholly-owned subsidiary of The Manufacturers Life Insurance Company, which in turn is a wholly-owned subsidiary of Manulife Financial Corporation. Manulife Financial Corporation and its subsidiaries are known collectively as "Manulife Financial".

Manulife Financial is a leading provider of financial protection products and investment management services to individuals, families, businesses and groups in selected international markets. Manulife Financial operates in 16 countries and territories worldwide, with more than 27,000 employees and agents. Funds under management by Manulife Financial were $96.7 billion (Cdn) as of December 31, 1998 with a consolidated surplus position of $6.0 billion (Cdn).

The Company, along with The Manufacturers Life Insurance Company, enjoys strong financial ratings that enhance its ability to attract new sales and retain assets. The Company has received financial strength ratings of A++ (Superior) by A.M. Best and AA+ (Very Strong) by Standards and Poor's ("S&P"). The Company is rated AAA (Highest) by Duff & Phelps in terms of its ability to meet its contractual obligations to policyholders.

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

      o    directed marketing and sales practices by the Company,


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

The growth for variable life insurance products is consistent with the Company's commitment to develop variable products as core estate/business planning products. The broad range of high profile external fund managers permits the policyholders to take advantage of an investment approach known as managing to the "Efficient Frontier" in which investors' assets are allocated among a broad mix of investment choices consistent with their risk-tolerance levels. The Company is confident the combination of both products and investment platform form the foundation of future growth and profitability.


TAIWAN

The Company entered Taiwan in 1992 as a start-up venture to sell traditional insurance products through its Taiwan branch with full operations commencing in 1995. The Company's Taiwan operation has experienced moderate growth over the last two years. The Company expects to continue to expand in Taiwan with a focus on selling innovative insurance related products and services including traditional life insurance, annuity, and estate and retirement planning products, as well as financial, estate and retirement planning services to high net worth individuals.


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

REVIEW OF CONSOLIDATED OPERATING RESULTS AND CONSOLIDATED FINANCIAL CONDITION


CONSOLIDATED OPERATING RESULTS

The discussion that follows compares results for the three months ended September 30, 1999 to the three months ended September 30, 1998.


The Company recorded net income of $3.0 million in 1999 compared to a net loss of $1.1 million in 1998. Significantly higher fee income on a maturing block of in-force business, lower operating costs and expenses and lower interest expense through the conversion of inter-company debt to capital, have contributed positively to the Company's earnings in 1999 compared to 1998.

Variable universal life (VUL) deposits of $63.9 million in 1999 were 25% higher than VUL deposits of $51.0 million in 1998. This growth was due primarily to strong renewal business and contributed to the increase in the Company's separate account assets which went from $1,075 million at the end of 1998 to $1,172 million at the end of September 30, 1999. Fee income increased to $17.7 million in 1999 compared to $13.7 million in 1998. The increase in fee income in 1999 is attributable to higher cost of insurance and asset-based fees due to the maturing VUL business and higher asset-based distribution fees earned by the Company's broker-dealer subsidiary.

The Company incurred total benefits and expenses in 1999 of $18.2 million, a decrease of $0.8 million, or 4% compared to 1998. Higher policyholder benefits and DAC amortization in 1999 were offset by lower operating costs and expenses and lower interest expense. Higher policyholder benefits in 1999 were a result of higher death claims. Higher DAC amortization was a result of accelerated write-off of the DAC asset associated with the Company's VUL business due to higher gross margins attributable mainly to higher interest spreads earned in 1999 compared to 1998. Operating costs and expenses were $16.9 million for 1999 compared to $20.6 million for 1998, before deferral of acquisition expenses. Net of deferred acquisition costs, these costs were $7.7 million for 1999 and $10.9 million for 1998. The decrease in expenses before deferral of acquisition expenses in 1999 is attributable to a decline in COLI sales compared to 1998. Interest expense reported in 1998 relates to interest on a promissory note of $33 million payable to ManUSA which was discharged and converted to capital on June 15, 1998 and interest on a surplus debenture due to ManUSA of $8.5 million which was discharged and contributed to capital on December 31, 1998. No such interest costs were recorded in 1999.


The discussion that follows compares results for the nine months ended September 30, 1999 to the nine months ended September 30, 1998.


The Company recorded net income of $8.3 million in 1999 compared to a net loss of $2.8 million in 1998. Significantly higher fee income on a maturing block of in-force business, lower operating costs and expenses and lower interest expense through the conversion of inter-company debt to capital, have contributed positively to the Company's earnings in 1999 compared to 1998.

Variable universal life (VUL) deposits of $174.1 million in 1999 were 13% higher than VUL deposits of $154.1 million in 1998. This growth was due primarily to strong renewal business and contributed to the increase in the Company's separate account assets which went from $1,075 million at the end of 1998 to $1,172 million at the end of September 30, 1999. Fee income increased to $51.9 million in 1999 compared to $39.9 million in 1998. The increase in fee income in 1999 is attributable to increasing cost of insurance and asset-based fees on the maturing VUL business and asset-based distribution fees earned by the Company's broker-dealer subsidiary. Realized gains for 1999 were $1.1 million compared to $0.0 million in 1998. The gain in 1999 resulted from the sale of the Company's $18.8 million investment in shares of Manufacturers Investment Trust (MIT). The Company's initial investment in MIT was provided to create critical asset mass and to reduce market volatility of the underlying funds. Critical mass of the underlying funds was achieved during 1998.

The Company incurred total benefits and expenses in 1999 of $52.3 million, a decrease of $2.2 million, or 4% compared to 1998. Lower operating costs and expenses and lower interest expense in 1999 were partially offset by higher DAC amortization. Operating costs and expenses were $56.4 million for 1999 compared to $65.0 million for 1998, before deferral of acquisition expenses. Net of deferred acquisition costs, these costs were $30.5 million for 1999 and $31.7 million for 1998. The decrease in expenses before deferral of acquisition expenses in 1999 is attributable to a decline in COLI sales in 1999
and volatility due to the random nature of large case COLI sales.   Interest
expense reported in 1998 relates to interest on a promissory note of $33 million payable to ManUSA which was discharged and converted to capital on June 15, 1998 and interest on a surplus debenture due to ManUSA of $8.5 million which was discharged and contributed to capital on December 31, 1998. No such interest costs were recorded in 1999. Higher DAC amortization was a result of accelerated write-off of the DAC asset associated with the Company's VUL business due to higher gross margins attributable mainly to improved mortality experience and higher interest spreads earned in 1999 compared to 1998.


CONSOLIDATED FINANCIAL POSITION

SEPTEMBER 30, 1999 COMPARED TO DECEMBER 31, 1998

Total assets increased from $1,364 million at December 31, 1998 to $1,490 million at September 30, 1999, an increase of $126 million or 9%. Separate account assets increased by 9% over the first nine months of 1999 and represent 79% of total assets. General account assets were $318 million at the end of the first nine months of 1999, compared to $289 million at the end of 1998. This growth was due primarily to the increase in the DAC asset of 11% or $18.0 million from $163.5 million at the end of 1998 to $181.5 million at September 30, 1999. The Company's fixed maturity securities increased by $21.6 million from $49.3 million at the end of 1998 to $70.9 million at the end of September 30, 1999. The proceeds from the sale of the Company's investment in shares of Manufacturers Investment Trust (MIT) discussed previously were primarily used to purchase additional fixed maturity securities.

Total liabilities have increased proportionately with the growth in the related assets, primarily in the Company's separate accounts.

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

Based on the Company's overall exposure to interest rate, equity price and foreign currency exchange risks, the Company believes that changes in market rates would not materially affect the consolidated near-term financial position, results of operations or cashflows of the Company as of September 30, 1999. Refer to the Company's Annual Report on form 10-K for a more detailed discussion of "Risk Management Practices and Procedures".

IMPACT OF YEAR 2000


The Company makes extensive use of information systems in the operations of its various businesses, including for the exchange of financial data and other information with customers, suppliers and other counterparties. The Company also uses software and information systems provided by third parties in its accounting, business and investment systems.

The Year 2000 risk, as it is commonly known, is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send premium billing notices, make claims payments or engage in other normal business activities.

The systems used by the Company have been assessed as part of a comprehensive written plan conducted by the Company's ultimate parent company, Manulife Financial Corporation, on behalf of all of its subsidiaries, to ensure that the computer systems and processes of all of the Manulife Financial companies, including the Company's, will continue to perform through the end of this century and in the next.

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

Management believes that the certification phase was completed for all the Company's critical IT and Non-IT systems as of June 30, 1999. Management believes that the Company's non-critical systems were Year 2000 compliant by the end of the first quarter 1999.

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

Manulife Financial estimates the total cost of its Year 2000 Project will be approximately $60.5 million,* of which $58.7 million* has been incurred through September 30, 1999. In addition, previously unbudgeted costs associated with the start up of a new joint venture in Japan in April 1999 are estimated to be $5.0 million,* of which approximately $3.2 million* was incurred through September 30, 1999. These previously unbudgeted costs will be shared by Manulife Financial and its joint venture partner. There can be no assurance that the actual costs incurred will not be materially higher than estimated. Manulife Financial's Year 2000 costs were $12.5 million* for the first nine months of 1999, including the total joint venture costs, and $26.4 million* for the first nine months of 1998. Most costs will be expensed as incurred; however, those costs attributed to the purchase of new software and hardware will generally be capitalized.

* All figures are shown in US dollars converted from Canadian dollars using the average exchange rate of 1.490 in effect September 30, 1999.

PART II - OTHER INFORMATION


Item 1   -   Legal Proceedings
             Nothing to report.

Item 2   -   Changes in Securities
             Nothing to report.

Item 3   -   Defaults upon Senior Securities
             Nothing to report.

Item 4   -   Submission of Matters to a Vote of Security Holders
             Nothing to report.

Item 5   -   Other Information
             Nothing to report.

Item 6A  -   Exhibits


                                      Page in Sequential
                                      Numbering System
                                      Where Exhibit
Exhibit No.   Description             Located
-----------   -----------             -----------
(1)           Not Applicable

(2)           None

(3)(a)(i)     Restated Articles of    Incorporated by reference to Exhibit 3
              Redomestication of The  (A) (i) to Post- Effective Amendment
              Manufacturers Life      No. 6 on Form S-1 filed by The
              Insurance Company of    Manufacturers Life Insurance Company of
              America**               America on December 9, 1996 (File No.
                                      33-57020)

(3)(b)(i)     By-Laws of The          Incorporated by reference to Exhibit 3(b)
              Manufacturers Life      (i) to Post- Effective Amendment No. 6 on
              Insurance Company of    Form S-1 filed by The Manufacturers Life
              America**               Insurance Company of America on
                                      December 9, 1996 (File No. 33-57020)

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

(10)(b)(ii)   Amendment to Service    Incorporated by reference to Exhibit (8)
              Agreement               (b) to the registration statement on Form
                                      N-4 filed by The Manufacturers Life
                                      Insurance Company of America on January
                                      13, 1993 (File No. 33-57018)

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

(10)(b)(iv)   Service Agreement       Incorporated by reference to Exhibit
              between The             (8)(d) to Post- Effective Amendment
              Manufacturers Life

              Insurance Company and   No. 1 statement on Form N-4 filed by
              ManEquity, Inc. dated   The Manufacturers Life Insurance
              January 2, 1991 as      Company of America on May 2, 1994
              amended March 1, 1994   (File No. 33-57018)

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


                                      THE MANUFACTURERS LIFE INSURANCE
                                      COMPANY OF AMERICA
                                             (Registrant)



November 15, 1999                     By:  /s/ Douglas H. Myers
Date                                       -----------------------------
                                           DOUGLAS H. MYERS
                                           Vice-President, Finance
                                           (Principal Financial Officer)






November 15, 1999                     By:  /s/ Donald A. Guloien
Date                                       -----------------------------
                                           DONALD A. GULOIEN
                                           President & Director
                                           (Principal Executive Officer)

                                 EXHIBIT INDEX


Exhibit No.                          Description
-----------                          -----------
   27                                Financial data schedule for quarter ended
                                     September 30, 1999